Form 10-K
period 1993-12-31
BURLINGTON RESOURCES INC
filed 1994-02-14
CIK 833320

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-9971

                           BURLINGTON RESOURCES INC.
                     5051 WESTHEIMER, HOUSTON, TEXAS 77056
                           TELEPHONE: (713) 831-1600

    INCORPORATED IN THE STATE OF DELAWARE         EMPLOYER IDENTIFICATION NO. 91-1413284

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS

      THE ABOVE SECURITIES ARE REGISTERED ON THE NEW YORK STOCK EXCHANGE.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: Common Stock aggregate market value as of December 31, 1993: $5,495,337,423.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Class: Common Stock, par value $.01 per share, on December 31, 1993, Shares Outstanding: 129,683,479.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

     Burlington Resources Inc. definitive proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           BURLINGTON RESOURCES INC.

                               TABLE OF CONTENTS

                                                                                       PAGE
PART I
  Items One and Two
     Business and Properties.........................................................      1
     Employees.......................................................................      8
  Item Three
     Legal Proceedings...............................................................      8
  Item Four
     Submission of Matters to a Vote of Security Holders.............................      8
     Executive Officers of the Registrant............................................      9
PART II
  Item Five
     Market for Registrant's Common Equity and Related Stockholder Matters...........     10
  Item Six
     Selected Financial Data.........................................................     10
  Item Seven
     Management's Discussion and Analysis of Financial Condition and Results of
      Operations.....................................................................     11
  Item Eight
     Financial Statements and Supplementary Financial Information....................     14
  Item Nine
     Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...........................................................     30
PART III
  Items Ten and Eleven
     Directors and Executive Officers of the Registrant and Executive Compensation...     30
  Item Twelve
     Security Ownership of Certain Beneficial Owners and Management..................     30
  Item Thirteen
     Certain Relationships and Related Transactions..................................     30
PART IV
  Item Fourteen
     Exhibits, Financial Statement Schedules and Reports on Form 8-K.................     31

                                     PART I

                               ITEMS ONE AND TWO

BUSINESS AND PROPERTIES

     Burlington Resources Inc. ("BR") is a holding company engaged, through its principal subsidiary, Meridian Oil Holding Inc. and its subsidiaries (together the "Company"), in the exploration, development and production of oil and gas, and related marketing activities, which include aggregation and resale of third party oil and gas. The Company also owns and operates natural gas gathering systems, intrastate natural gas pipelines and has an interest in a crude oil pipeline. The Company is the largest independent (nonintegrated) oil and gas company in the United States in terms of total domestic proved equivalent reserves which were estimated at 6.2 TCFE at December 31, 1993. BR was formed in 1988 to function as a holding company for Burlington Northern Inc.'s ("BNI") natural resource operations. In July 1988, BR completed an initial public offering of 13 percent of its common stock and on December 31, 1988, BNI distributed its remaining 87 percent interest in the Company's common stock to the holders of BNI common stock.

     In March 1992, BR's then wholly owned subsidiary, El Paso Natural Gas Company ("EPNG"), completed an initial public offering of approximately 15 percent of its common stock. On June 30, 1992, BR distributed its remaining 85 percent interest in EPNG common stock to its stockholders of record as of June 15, 1992.

     Since its inception, the Company has been selling its nonstrategic real estate, minerals and forest products assets and reinvesting the net proceeds in domestic oil and gas reserves and in the repurchase of its common stock. The Company has completed the sale of virtually all of its nonstrategic assets as of December 31, 1993. Since 1988, proceeds from such sales total approximately $1.4 billion.

For definitions of certain oil and gas terms used herein, see "Certain Definitions" on page 7.

GENERAL INFORMATION

     The Company's strategy is to continue building stockholder value through the growth and development of its asset base. The Company increases production, reserves, earnings and cash flow through opportunistic acquisitions, exploitation of properties with high potential and application of advanced technologies.

     The Company is engaged in oil and gas operations located principally in the San Juan Basin, the Permian Basin, the Williston Basin, the Gulf Coast Basin, the Anadarko Basin and the Black Warrior Basin. Virtually all of the Company's oil and gas production is from onshore properties located in the United States. Following is a description of the Company's major areas of activity.

     SAN JUAN BASIN. The San Juan Basin is the Company's most prolific operating area in terms of reserves and production. The San Juan Basin, located in northwest New Mexico and southwest Colorado, encompasses nearly 7,500 square miles, or approximately 4.8 million acres, with the major portion located in the New Mexico counties of Rio Arriba and San Juan. The Company is the largest private holder of productive acreage in this area with over one million net acres under its control, has an interest in approximately 10,800 wells and currently operates approximately 7,000 of these wells. Approximately 4 TCFE, or 64 percent of the Company reserves, are located in this basin. The Company's daily net gas production at year end 1993 in this basin exceeded 600 MMCF per day, representing approximately 65 percent of the Company's total daily gas production at year end 1993.

     The four significant gas producing horizons in the San Juan Basin, which range in depth from approximately 1,000 feet to 8,500 feet, are the Fruitland Coal, the Pictured Cliffs, the Mesaverde and the Dakota. The Pictured Cliffs, Mesaverde and Dakota are sandstone formations while the Fruitland Coal produces gas which is adsorbed to the surface of coal seams. The Company has been an industry leader in the development of the Fruitland Coal formation which was proven commercial in a pilot program initiated in 1986. The Company participated in 92 coal seam gas wells completed in 1993 at a net cost of approximately $17 million. The Company's net coal seam gas production was over 300 MMCF per day at year end 1993.

     In order to manage production more effectively and improve recovery of reserves, the Company owns and operates the Val Verde plant and gathering system which includes approximately 400 miles of gathering lines, seven compressor stations and a processing plant to gather and process coal seam gas in the San Juan Basin. The Company expended over $27 million for the continued expansion of the Val Verde system during 1993. The 1993 expenditures increased processing capacity at the Val Verde plant by 110 MMCF per day bringing the total processing capacity of coal seam gas to 780 MMCF per day. The Company also owns and operates a fractionation plant located in McKinley County, New Mexico.

     PERMIAN BASIN. The Company is an active operator in the Permian Basin, which includes essentially all of west Texas and southeast New Mexico and encompasses approximately 68,000 square miles. The Company's reserve base in the Permian Basin has more than doubled since 1988 from internal development projects and through the acquisition of producing properties. The Company has an interest in over 12,000 Permian Basin wells and operates over 3,000 of those wells resulting in a daily net production at year end 1993 of approximately 15 MBbls of oil per day and 128 MMCF of gas per day.

     The most productive structural feature in the Permian Basin is the Central Basin Platform in which the Company owns over 158,000 net acres of mineral interests. This area is about 170 miles long and 50 miles wide trending northwest from west Texas to southeast New Mexico. Over 20 different formations, ranging in depth from 2,000 feet to over 12,000 feet, produce oil and gas on the Central Basin Platform. The Waddell Ranch, located 40 miles west of Midland, Texas, is the largest consolidated block of acreage in this basin in which the Company has an interest. During 1993, the Company acquired a 59 percent interest in the Permian Basin Royalty Trust. The Company estimates approximately 80 percent of the reserves attributable to the Permian Basin Royalty Trust are located on the Waddell Ranch.

     The Val Verde Basin is a 7,000 square mile sub basin of the Permian Basin located about 125 miles southeast of Midland, Texas. The Company has utilized advanced reservoir stimulation technology which primarily consists of modern hydraulic fracturing techniques in the Canyon Sand trend of this basin. During 1993, the Company participated in 31 wells at a net cost of approximately $9 million. As of year end, the Company operated over 440 wells in the Canyon Sand trend with net gas production of approximately 40 MMCF per day.

     Another producing area in the Permian Basin is the Delaware Sand trend located in southeast New Mexico covering approximately 2,300 square miles. The Company owns approximately 63,000 net acres within this trend. Wells in this trend typically produce from multiple horizons and the area is prospective for both oil and gas. Productive zones range in depth from 3,000 feet to 22,000 feet. The Company's 1993 activity focused on the development of oil from the Delaware Sand trend at a depth of approximately 8,500 feet. The Company participated in 15 Delaware Sand wells drilled in 1993 at a net cost of approximately $9 million.

     The application of three dimensional ("3D") seismic technology has become an effective exploitation tool in the Permian Basin due to the complex geologic nature of this area. The Company foresees continued opportunities in this mature hydrocarbon province and is currently obtaining a considerable volume of new 3D seismic data to help exploit the many oil and gas formations and reservoirs in the Permian Basin.

     WILLISTON BASIN. The Williston Basin encompasses approximately 225,000 square miles in western North Dakota, northwest South Dakota, northeast Montana and Saskatchewan Province, Canada. The Williston Basin has 18 producing horizons ranging in depth from 4,500 feet to over 15,000 feet. The Company controls over
3.7 million net acres, primarily in the U.S. portion of the basin, through both mineral and leasehold interests.

     The Company's primary area of activity in the Williston Basin over the past several years has been the development of the Bakken Shale trend in North Dakota through horizontal drilling technology. During 1993, the Company participated in the completion of 21 horizontal wells in the Bakken Shale trend at a net cost of approximately $18 million. As of year end 1993, production in the Williston Basin was approximately 11 Mbls per day. Approximately 35 percent of this production is attributable to Bakken Shale wells drilled horizontally.

     GULF COAST BASIN. The Gulf Coast Basin includes offshore and onshore oil and gas deposits along virtually all of the states bordering the Gulf of Mexico. The area encompasses about 250,000 square miles and is one of the most heavily explored oil and gas basins in the world. The complex geologic conditions and multiple prospective oil and gas formations, encountered as deep as 25,000 feet, make this an attractive area for the application of advanced technologies such as 3D seismic, computerized modeling and horizontal drilling.

     The Company's activities in the Gulf Coast Basin are primarily onshore and are concentrated in the Luling and Darst Creek Fields and the West Ranch area located in south Texas. The Company has been actively applying horizontal drilling technology in the Edwards formation of the Luling and Darst Creek Fields to enhance production from this mature area. During 1993, 15 horizontal wells were drilled in these fields at a net cost of approximately $6 million. As of year end 1993, the Luling and Darst Creek Fields were producing approximately 3 MBbls per day. Approximately 47 percent of this production is attributable to horizontal wells drilled since these properties were acquired in 1989.

     ANADARKO BASIN. The Anadarko Basin, located in the western portion of Oklahoma, the Texas panhandle and southwestern Kansas, encompasses over 30,000 square miles and contains some of the deepest producing formations in the world. The basin produces oil and gas from multiple zones ranging in depth from less than 1,000 feet to over 26,000 feet. The Company has over 460,000 net acres in this primarily gas producing basin with the majority located in western Oklahoma. As of year end 1993, the Company operated approximately 820 wells in this basin and total daily net gas production was over 123 MMCF per day. The Company has been concentrating its Anadarko Basin activity in the Elk City Field and the Strong City Field. The primary producing horizons in these fields are the Red Fork, Cherokee and Prue formations. During 1993, the Company participated in the drilling of 45 wells to these formations at a net cost of approximately $15 million.

     BLACK WARRIOR BASIN. The Black Warrior Basin covers approximately 35,000 square miles extending across northwest Alabama and northeast Mississippi. The basin produces from both conventional and coal seam gas formations. The Company's recent operations are primarily concentrated on developing coal seam gas reserves. The Company has over 180,000 net acres in the coal seam gas play near Tuscaloosa, Alabama and currently has approximately 14,000 net acres developed with 85 wells producing over 10 MMCF per day net at year end 1993. During 1993, the Company participated in 40 coal seam wells in the Black Warrior Basin at a net cost of approximately $21 million. The Company owns and operates approximately 75 miles of gas gathering systems in the Black Warrior Basin.

SECTION 29 TAX CREDITS

     A number of formations located within the Company's producing areas have wells that may qualify for tax credits under Section 29 of the Internal Revenue Code of 1954, as amended ("IRC"). IRC Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams, or tight sands formations. The Company estimates that the tax credit rate will range from $0.52 to $0.99 per million British Thermal Unit depending on fuel source and generated approximately $75 million of tax credits in 1993.

CAPITAL EXPENDITURES AND MAJOR PROJECTS

     The Company's capital expenditures were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1993         1992         1991
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Oil and Gas Activities...........................    $501,191     $253,658     $434,740
    Plants and Pipelines.............................      33,327       49,423       55,476
    Administrative...................................      18,866       12,366        9,940
                                                         --------     --------     --------
              Total..................................    $553,384     $315,447     $500,156
                                                         --------     --------     --------
                                                         --------     --------     --------

     Capital expenditures for oil and gas activities in 1993 of $501 million include 54 percent for proved property acquisitions, 40 percent for developmental drilling and 6 percent for exploration. Capital expenditures for oil and gas activities include exploration costs expensed under the successful efforts method of accounting and capitalized interest.

  Drilling Activity

     Drilling activity in 1993 was principally in the San Juan, Permian, Williston, Gulf Coast, Anadarko and Black Warrior basins.

     The following table sets forth the Company's net productive and dry wells.

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                              1993         1992         1991
                                             ------       ------       ------
Productive wells:
  Exploratory..............................     7.2          5.6         11.5
  Development..............................   243.7        107.3        179.5
                                             ------       ------       ------
                                              250.9        112.9        191.0
                                             ------       ------       ------
Dry wells:
  Exploratory..............................     9.0          9.9          4.6
  Development..............................    11.6          8.1         17.9
                                             ------       ------       ------
                                               20.6         18.0         22.5
                                             ------       ------       ------
          Total net wells..................   271.5        130.9        213.5
                                             ------       ------       ------
                                             ------       ------       ------

     As of December 31, 1993, 13 gross wells, representing approximately 9.5 net wells, were being drilled.

  Acquisitions

     As a component of its overall growth strategy, the Company continued to make acquisitions of producing properties during 1993. A total of 411 BCFE of oil and gas reserves was acquired by the Company at a cost of approximately $270 million. Approximately 60 percent and 30 percent of the reserves acquired during the year were in the San Juan and Permian basins, respectively. Year end 1993 production associated with the properties acquired was approximately 45 MMCF of gas per day and 4 MBbls of oil per day.

     The Company focuses its acquisition activity in areas where it has production in order to maximize the efficiencies gained in combining operations or in new areas where the Company can transfer its technological expertise or take advantage of premium markets. In addition, the Company uses a selective acquisition process that emphasizes the purchase of both proved reserves as well as properties having upside potential that can be exploited by the utilization of both conventional and advanced technologies.

PRODUCTIVE WELLS, DEVELOPED AND UNDEVELOPED ACREAGE

     Working interests in productive wells, developed acreage and undeveloped leasehold acreage at December 31, 1993 were as follows:

           PRODUCTIVE WELLS
- --------------------------------------
       OIL                  GAS               DEVELOPED ACRES            UNDEVELOPED ACRES
- -----------------    -----------------    ------------------------    ------------------------
 GROSS      NET       GROSS      NET        GROSS          NET          GROSS          NET
- -------    ------    -------    ------    ----------    ----------    ----------    ----------
16,614     4,305     15,117     8,453     5,908,000     3,073,000     2,884,000     1,779,000

     Included in the productive wells data are 1,121 multiple completions. Excluded from the acreage data are approximately 7 million undeveloped acres of Company-owned oil and gas mineral rights, of which approximately 3 to 4 million acres are considered to have potential for oil and gas exploration.

OIL AND GAS PRODUCTION, PRICES AND PRODUCTION COSTS

     The Company's average daily production, which represents its net ownership after deduction of all royalty interests held by others but includes royalty interests and net profits interests owned by the Company, was as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                            1993         1992         1991
                                                           ------       ------       ------
    Production:
      Gas (MMCF per day).................................     920          818          710
      Oil (MBbls per day)................................    41.9         40.6         36.1
    Average sales prices:
      Gas per MCF........................................  $ 1.72       $ 1.49       $ 1.35
      Oil per barrel.....................................   16.69        18.82        20.13
    Average production costs per MCFE....................    0.56         0.55         0.57
    Depreciation, depletion and amortization rates per
      MCFE...............................................    0.58         0.58         0.59

     In 1993, 1992 and 1991, approximately 69 percent, 70 percent and 62 percent, respectively, of the Company's gas production was transported to direct sale customers through EPNG's pipeline facilities. These transportation arrangements are pursuant to EPNG's approved Federal Energy Regulatory Commission ("FERC") tariffs applicable to all shippers. The Company expects to transport a substantial portion of its future gas production through EPNG's pipeline system.

RESERVES

     The following table sets forth estimates by the Company's petroleum engineers of proved oil and gas reserves at December 31, 1993. These reserves have been reduced for royalty interests owned by others.

                                               GAS        OIL        TOTAL
                                              (BCF)     (MMBBLS)     (BCFE)
                                              ------    --------     ------
Proved Developed Reserves...................   4,381      149.8       5,280
Proved Undeveloped Reserves.................     840       18.4         950
                                              ------    --------     ------
          Total Proved Reserves.............   5,221      168.2       6,230
                                              ------    --------     ------
                                              ------    --------     ------

     For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, see "Financial Statements and Supplementary Financial Information--Supplemental Oil and Gas Disclosures."

INTRASTATE PIPELINES AND NGL

     The Company owns and operates two intrastate natural gas pipeline systems in west Texas totaling 426 miles and seven gathering systems in several states. Natural gas is sold from the Company's intrastate systems to industrial customers, electric and gas utilities, and other intrastate pipeline companies.

                                                YEAR ENDED DECEMBER 31,
                                              ---------------------------
                                              1993       1992        1991
                                              ----       -----       ----
                                                         (BCF)
Annual intrastate natural gas throughput:
  Sales:
     Company owned production................  19          25         21
     Third party production..................  41          45         44
  Third party gas transportation and
     gathering............................... 319         255        196
                                              ----       -----       ----
          Total.............................. 379         325        261
                                              ----       -----       ----
                                              ----       -----       ----

     The Company is engaged in the fractionation, transportation and marketing of NGL which are sold to a variety of distributors, refiners and petrochemical users. NGL sales were 14.9 MMBbls, 14.5 MMBbls and 15.7 MMBbls, for the years ended December 31, 1993, 1992 and 1991, respectively.

OTHER MATTERS

     Competition. The Company actively competes for reserve acquisitions and exploration leases and sales of natural gas, frequently against companies with substantially larger financial and other resources. In its NGL business, the Company competes with numerous companies for gas purchasing and processing contracts and for gas liquids, natural gas and crude oil at several steps in the distribution chain. Competitive factors in the Company's business include price, contract terms, quality of service, pipeline access, transportation discounts and distribution efficiencies.

     Regulation of Oil and Gas Production, Sales and Transportation. Numerous departments and agencies, both federal and state, have issued rules and regulations governing the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial noncompliance penalties. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which the Company operates also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and the establishment of maximum rates of production from oil and gas wells. Many states also restrict production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company's properties.

     The Company operates a number of intrastate natural gas pipelines, gathering systems and NGL pipelines. The United States Department of Transportation regulates, under various enabling statutes, the safety aspects of the transportation and storage activities of these pipeline facilities by prescribing safety and operating standards.

     The transportation of natural gas in interstate commerce is regulated by the FERC pursuant to the Natural Gas Act of 1938. All of the Company's sales of natural gas are "deregulated".

     The FERC has adopted wide-ranging pipeline regulations promulgated under a rulemaking, the Order No. 636 series. These regulations are intended by the FERC to fundamentally restructure the interstate pipeline industry, and, as a result, they will have a significant impact on the transportation, marketing and, consequently, pricing of natural gas. These regulations are currently being implemented on individual pipelines and are subject to many court challenges.

     Notably, these new regulations implement, on an industry-wide basis, "straight fixed-variable" rate design, thus increasing all pipelines' demand charges for firm transportation service. The straight fixed-variable rate design methodology allows all of a pipeline's fixed costs, including an equity return and related income taxes, to be eligible for demand or reservation charge collection. The regulations permit firm shippers the opportunity to mitigate demand charge impacts by relinquishing to others, on either a permanent or temporary basis, their firm transportation entitlements at times when these firm shippers do not need some or all of their capacity for their own use. In addition, these regulations also permit the interstate pipeline companies, or their marketing affiliates, to sell gas in interstate commerce substantially free from regulation, thereby increasing the competition for gas purchasers. These regulations also allow interstate pipeline companies to collect from their customers certain significant transition costs via (i) direct billings or (ii) demand and/or usage surcharges on their transportation rates.

     The Company currently holds firm and interruptible transportation capacity rights on EPNG's pipeline system, as well as the systems of other interstate and intrastate pipelines including EPNG's wholly owned subsidiary Mojave Pipeline Company. The contracts providing firm transportation services to the Company require the payment of substantial transportation demand charges. These demand charges are paid monthly by the Company regardless of the level of utilization thereunder. The Company paid $48 million of demand charges in 1993 under transportation agreements with terms ranging from 1 to 13 years. While the Company expects higher charges on these pipelines as a result of the implementation of straight fixed-variable rate design, overall, the Company does not expect a materially adverse effect from the Order 636 series of regulations on the consolidated financial position or results of operations of the Company.

     Environmental Regulation. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of their effect on oil and gas exploration, development and production operations. The Company believes it is in substantial compliance with applicable environmental laws and regulations. The Company does not anticipate that it will be required under environmental laws and regulations to expend amounts that will have a materially adverse effect on the consolidated financial position or results of operations of the Company.

     Offshore oil and gas operations are subject to regulations of the U.S. Department of the Interior which currently imposes absolute liability upon the lessee under a federal lease for the cost of pollution cleanup resulting from the lessee's operations, and could subject the lessee to possible liability for pollution damages. In the event of a serious incident of pollution, the U.S. Department of the Interior may require a lessee under a federal lease to suspend or cease operations in the affected area. The Company has no substantial offshore activity.

     Filings of Reserve Estimates With Other Agencies. During 1993, the Company filed estimates of oil and gas reserves for the year 1992 with the Department of Energy. These estimates were not materially different from the reserve data presented herein.

                              CERTAIN DEFINITIONS

    Gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit. As used in this Form 10-K, "MCF" means thousand cubic feet, "MMCF" means million cubic feet, "BCF" means billion cubic feet, "MBbls" means thousands of barrels, "MMBbls" means millions of barrels, "MCFE" means thousand cubic feet of gas equivalent, "BCFE" means billion cubic feet of gas equivalent and "TCFE" means trillion cubic feet of gas equivalent. Oil is converted into cubic feet of gas equivalent based on 6 MCF of gas to one barrel of oil. "NGL" means natural gas liquids. Proved reserves represent estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty can be recovered in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if shown to be economically producible by either actual production or conclusive formation tests. Reserves which require the use of improved recovery techniques for production are included in proved reserves if supported by a successful pilot project or the operation of an installed program. Proved developed reserves are the portion of proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are the portion of proved reserves which can be expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for completion. With respect to information on working interests in acreage and wells, "net" acreage and "net" oil and gas wells are obtained by multiplying "gross" acreage and "gross" oil and gas wells by the Company's working interest percentage in the properties.

EMPLOYEES

     The Company had 1,729 and 1,705 employees at December 31, 1993 and 1992, respectively.

                                   ITEM THREE
LEGAL PROCEEDINGS

     The Company and its subsidiaries are named defendants in numerous lawsuits and named parties in numerous governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings cannot be predicted with certainty, management expects these matters will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

                                   ITEM FOUR

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1993 no matters were submitted to a vote of security holders.

     The Company has prepared a report addressing its environmental compliance policies and practices. To secure a copy of the report, write Corporate Secretary, Burlington Resources Inc., 5051 Westheimer, Suite 1400, P.O. Box 4239, Houston, Texas 77056.

EXECUTIVE OFFICERS OF THE REGISTRANT

THOMAS H. O'LEARY, 59
     Chairman of the Board, President and Chief   Executive Officer
     Burlington Resources Inc.
     February 1993 to Present

     Chairman of the Board and Chief Executive Officer, July 1992 to February 1993; Chairman of the Board, President and Chief Executive Officer, October 1990 to July 1992; President and Chief Executive Officer, January 1989 to October 1990. Mr. O'Leary has been a director of Burlington Resources Inc. since 1988.

GEORGE E. HOWISON, 49
     Senior Vice President and Chief Financial   Officer
     Burlington Resources Inc.
     November 1990 to Present

     President and Chief Executive Officer
     Meridian Oil Inc.
     May 1993 to Present

     Vice President, Planning and Treasurer, Burlington Resources Inc., August 1988 to October 1990.

GERALD J. SCHISSLER, 49
     Senior Vice President, Law
     Burlington Resources Inc.
     December, 1993 to Present

     Executive Vice President, Law and Corporate
       Affairs
     Meridian Oil Inc.
     July 1993 to Present

     Consultant, June 1991 to July 1993; Senior Vice President, Law, Meridian Minerals Company, a subsidiary of Burlington Resources Inc., November 1987 to June 1991.

JOHN E. HAGALE, 37
     Executive Vice President and Chief Financial   Officer
     Meridian Oil Inc.
     March 1993 to Present

     Vice President, Finance, Burlington Resources Inc., March 1992 to February 1993; Vice President, Taxes, Burlington Resources Inc., December 1990 to March 1992; Assistant Vice President, Taxes, Burlington Resources Inc., January 1989 to November 1990.

HAROLD E. HAUNSCHILD, 43
     Vice President, Human Resources
     Burlington Resources Inc.
     July 1992 to Present

     Executive Vice President, Human Resources   and Administration
     Meridian Oil Inc.
     May 1993 to Present

     Assistant Vice President, Compensation and Benefits, Burlington Resources Inc., May 1988 to July 1992.

L. EDWARD PARKER, 47
     Executive Vice President, Marketing
     Meridian Oil Inc.
     February 1993 to Present

     Senior Vice President, Marketing, Meridian Oil Inc., December 1990 to February 1993; Vice President, Marketing, Meridian Oil Inc., August 1988 to November 1990.

BOBBY S. SHACKOULS, 43
     Executive Vice President and Chief Operating   Officer
     Meridian Oil Inc.
     June 1993 to Present

     President and Chief Operating Officer, Torch Energy Advisors, Inc., July 1991 to June 1993; Executive Vice President, Torch Energy Advisors, Inc., September 1988 to June 1991.

                                    PART II

                                   ITEM FIVE

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol "BR." At December 31, 1993, the number of common stockholders was 26,976.

     Information on common stock prices and quarterly dividends is shown on page 29.

                                    ITEM SIX

SELECTED FINANCIAL DATA

     The selected financial data for the Company set forth below for the five years ended December 31, 1993 should be read in conjunction with the Consolidated Financial Statements.

                                                 1993       1992       1991       1990       1989
                                                ------     ------     ------     ------     ------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
CONTINUING OPERATIONS FOR THE YEAR ENDED:
  Revenues....................................  $1,249     $1,141     $1,036     $1,025     $  797
  Operating Income............................     256        240        177        216         90
  Income from Continuing Operations...........     255        190        100        124         77
  Earnings per Common Share(a)................    1.95       1.44       0.75       0.87       0.52
  Cash Dividends Declared per Common
     Share(b).................................    0.55       0.60       0.70       0.70       0.61
AT YEAR END:
  Total Assets(c).............................  $4,448     $4,470     $5,480     $5,250     $4,625
  Long-term Debt..............................     819      1,003      1,298        529         87
  Stockholders' Equity(c).....................   2,608      2,406      2,907      3,024      3,223
  Common Shares Outstanding...................   129.7      128.9      131.4      137.9      146.0

- ------------

(a) Excluding non-recurring items totaling $0.45, $0.24, and $0.08 per share, Earnings per Common Share from Continuing Operations would have been $1.50, $1.20 and $0.67 in 1993, 1992, and 1991, respectively.

(b) On January 13, 1993, the Company increased its quarterly dividend rate to $0.1375 per share. In July 1992, the quarterly dividend rate was reduced to $0.125 per share to reflect the June 30, 1992 spin-off of EPNG to the Company's stockholders.

(c) On June 30, 1992, the Company distributed its EPNG common stock to the Company's stockholders of record as of June 15, 1992. The distribution was accounted for as a $575 million non-cash dividend.

                                   ITEM SEVEN

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

     The Company's total long-term debt to capital (long-term debt and stockholders' equity) ratio at December 31, 1993 and 1992 was 24 and 29 percent, respectively. In April 1993, the Company redeemed all of its outstanding 7% Subordinated Debentures. Virtually all of the debentures, approximately $80 million principal amount plus accrued interest, were surrendered in exchange for 2,520,527 shares of Anadarko Petroleum Corporation ("Anadarko") common stock owned by the Company. The Anadarko stock had a cost of approximately $59 million.

     The Company had outstanding commercial paper borrowings at December 31, 1993 of $71 million at an average interest rate of 3.53 percent.

     The Company has a $900 million revolving credit facility that expires in June 1996. As of December 31, 1993, there were no borrowings outstanding under this facility, although borrowing capacity is reduced by outstanding commercial paper. The Company had the capacity to borrow approximately $829 million under the revolving credit facility as of December 31, 1993. The Company also has $500 million of capacity under a shelf registration statement filed with the Securities and Exchange Commission.

     During 1993, the Company repurchased 1.1 million shares of its common stock for $45 million. Since December 1988, the Company has repurchased 24 million shares under three 10 million share repurchase authorizations.

     In June 1993, the Company, as sponsor of the Burlington Resources Coal Seam Gas Royalty Trust (the "Trust"), completed the public offering of 8.8 million Trust units priced at $20.50 per unit. The Trust received a net profits interest (the "NPI") in certain of the Company's coal seam gas reserves in exchange for the Trust units. The proved gas reserves attributable to the NPI as of December 31, 1992, were estimated to be 135.5 BCF. The net proceeds were used for general corporate purposes, including acquisition of oil and gas properties, repayment of commercial paper obligations, and other capital expenditures.

     Net cash provided by continuing operating activities for 1993 was $455 million compared to $433 million and $375 million in 1992 and 1991, respectively. The increase in 1993 compared to 1992 is primarily due to higher operating income and increased current utilization of nonconventional fuel tax credits. The increase in 1992 compared to 1991 is primarily due to increased operating income partially offset by decreased sources of cash from working capital.

     The Company is involved in certain environmental proceedings and other related matters. Although it is possible that new information or future developments could require the Company to reassess its potential exposure related to these matters, the Company believes, based upon available information, the resolution of these issues will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

     The Company has certain commitments and uncertainties related to its normal operations. Management believes that there are no commitments, uncertainties or contingent liabilities that will have a materially adverse effect on the consolidated financial position or results of operations of the Company.

CAPITAL EXPENDITURES AND RESOURCES

     Capital expenditures during 1993 totaled $553 million compared to $315 million and $500 million in 1992 and 1991, respectively. The Company spent $270 million for producing property acquisitions during 1993 compared to $122 million in 1992. During 1993, the Company acquired a 59 percent interest in the Permian Basin Royalty Trust for approximately $134 million. The decrease in capital expenditures in 1992 from 1991 was primarily due to lower expenditures for the acquisition of producing properties and developmental drilling.

     Capital expenditures for 1994, projected to be approximately $470 million, is expected to be primarily for development of oil and gas properties, reserve acquisitions, and processing plant and pipeline expenditures. Capital expenditures will be funded from internal cash flow supplemented, as needed, by external financing.

DIVIDENDS

     On January 12, 1994, the Board of Directors declared a common stock quarterly dividend of $0.1375 per share, payable April 1, 1994. Dividend levels are determined by the Board of Directors based on profitability, capital expenditures, financing and other factors. The Company declared cash dividends on common stock totaling approximately $71 million during 1993.

     On June 30, 1992, the Company distributed all the shares of EPNG common stock it owned to its stockholders of record as of June 15, 1992. The distribution was accounted for as a $575 million non-cash dividend of the Company's investment in EPNG common stock.

RESULTS OF OPERATIONS

     Year Ended December 31, 1993 Compared With Year Ended December 31, 1992

     Income from Continuing Operations in 1993 was $255 million, $1.95 per share, compared to $190 million, $1.44 per share, in 1992. The 1993 results include a total of $0.45 per share from gains on the sale of the Trust units and the exchange of Company debt for Anadarko common stock, and a charge to reflect the increase in the corporate income tax rate. The 1992 results include a $0.24 per share gain on the sale of the Company's interests in Plum Creek Timber Company, L.P. Operating Income increased to $256 million in 1993 compared to $240 million in 1992. The increase was primarily due to higher natural gas sales prices and volumes partially offset by lower oil prices and higher operating expenses.

     Revenues were $1,249 million in 1993 compared to $1,141 million in 1992. The increase was primarily due to higher natural gas prices and improved natural gas and crude oil sales volumes, partially offset by lower crude oil prices and a decrease in natural gas contract recoveries. Average natural gas sales prices increased 15 percent in 1993 to an average of $1.72 per MCF which increased revenues $77 million. Natural gas sales volumes improved 12 percent to 920 MMCF per day which increased revenues $55 million. Oil sales volumes improved 3 percent to 41.9 MBbls per day which increased revenues $9 million. Natural gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties, the impact of producing property acquisitions, and operational efficiencies resulting from reduced gas gathering system pressures in the San Juan Basin. Intrastate natural gas sales, NGL revenues and processing revenues increased $17 million, principally as a result of higher sales prices. These revenue increases were partially offset by lower oil sales prices which declined 11 percent in 1993 to $16.69 per barrel and decreased revenues $33 million. In addition, there were no natural gas contract recoveries in 1993. The revenues for 1992 include $7 million of non-recurring natural gas contract recoveries.

     Costs and Expenses were $993 million in 1993 compared to $901 million in 1992. The increase was primarily due to higher 1993 production which increased production related expenses $69 million or 13 percent. Intrastate natural gas and NGL product purchases increased $2 million and administrative expenses increased $13 million.

     The Company anticipates continued increases in natural gas production. The increased availability of natural gas will be a result of the continuing development of the Company's gas reserves and the Company's aggressive producing property acquisition program. The Company expects to market the additional gas production in the Gulf Coast, the Midwest and the East Coast and by increasing its traditional California market share.

     Interest Expense was $73 million in 1993 compared to $79 million in 1992. The decrease was primarily due to the April 1993 conversion of approximately $80 million in Company debt for Anadarko common stock and lower commercial paper borrowings.

     Other Income -- Net was $124 million income in 1993 compared to $57 million income in 1992. The 1993 amount includes a $108 million gain on the sale of the Trust units and a $19 million gain from the exchange of Company debt for Anadarko common stock. The 1992 amount includes a $50 million gain on the sale of the Company's interests in Plum Creek Timber Company, L.P.

     Income Taxes -- The effective income tax rate was 17 percent in 1993 compared to 13 percent in 1992. The increase is primarily due to $16 million in additional income tax expense recognized to adjust the cumulative deferred tax liability for the new corporate income tax rate.

     Year Ended December 31, 1992 Compared With Year Ended December 31, 1991

     Income from Continuing Operations in 1992 was $190 million, $1.44 per share, compared to $100 million, $0.75 per share, in 1991. The 1992 results include a $0.24 per share gain on the sale of the Company's interests in Plum Creek Timber Company, L.P. The 1991 results included an $0.08 per share non-recurring gain related to interest on an income tax refund. Operating Income increased to $240 million in 1992 compared to $177 million in 1991. The increase was primarily due to improved natural gas and crude oil sales volumes and higher natural gas prices.

     Revenues were $1,141 million in 1992 compared to $1,036 million in 1991. The increase was primarily due to improved natural gas and crude oil sales volumes and higher natural gas prices partially offset by lower crude oil prices and a decrease in natural gas contract recoveries. Natural gas sales volumes improved 15 percent to 818 MMCF per day which increased revenues $54 million. Oil sales volumes improved 12 percent to 40.6 MBbls per day which increased revenues $34 million. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions in the second half of 1991. Average natural gas sales prices increased 10 percent in 1992 to an average of $1.49 per MCF which increased revenues $42 million. The revenue increases were partially offset by lower oil sales prices which declined 7 percent in 1992 to $18.82 per barrel and decreased revenues $19 million. In addition, natural gas contract recoveries decreased $9 million in 1992.

     Costs and Expenses were $901 million in 1992 compared to $860 million in 1991. The increase was primarily due to a $47 million, or 12 percent, increase in production related expenses due principally to a 15 percent increase in production levels.

     Interest Expense was $79 million in 1992 compared to $90 million in 1991. The decrease was primarily due to lower borrowings in 1992 and lower interest rates on commercial paper. The Company's 1991 borrowings included amounts borrowed from EPNG.

     Other Income -- Net was $57 million income in 1992 compared to $17 million income in 1991. The 1992 amount includes a $50 million gain on the sale of the Company's interests in Plum Creek Timber Company, L.P. The 1991 amount includes $18 million of interest income related to a cash refund of prior period income taxes.

     Income Taxes -- The tax rate was 13 percent in 1992 compared to 3 percent in 1991. The increase was due primarily to 1992 pretax income being higher relative to the nonconventional fuel tax credits generated.

OTHER MATTERS

     The Company encounters competition in its business. See "Business and Properties -- Other Matters" for further discussion of competition.

                                   ITEM EIGHT

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                           BURLINGTON RESOURCES INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                        1993             1992             1991
                                                     ----------       ----------       ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...........................................  $1,248,957       $1,141,381       $1,036,295
Costs and Expenses.................................     993,152          901,033          859,646
                                                     ----------       ----------       ----------
Operating Income...................................     255,805          240,348          176,649
Interest Expense...................................      72,799           79,196           90,344
Other Income -- Net................................     124,432           56,887           16,813
                                                     ----------       ----------       ----------
Income from Continuing Operations Before
  Income Taxes.....................................     307,438          218,039          103,118
Provision for Income Taxes.........................      52,264           28,352            2,753
                                                     ----------       ----------       ----------
Income from Continuing Operations..................     255,174          189,687          100,365
Income from Discontinued Operations -- Net of
  Income Taxes.....................................       1,138           68,141          105,016
                                                     ----------       ----------       ----------
Net Income.........................................  $  256,312       $  257,828       $  205,381
                                                     ----------       ----------       ----------
                                                     ----------       ----------       ----------
Earnings per Common Share:
  Continuing Operations............................  $     1.95       $     1.44       $     0.75
  Discontinued Operations..........................        0.01             0.51             0.79
                                                     ----------       ----------       ----------
  Total............................................  $     1.96       $     1.95       $     1.54
                                                     ----------       ----------       ----------
                                                     ----------       ----------       ----------

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                           CONSOLIDATED BALANCE SHEET

                                                                             DECEMBER 31,
                                                                        -----------------------
                                                                           1993         1992
                                                                        ----------   ----------
                                                                            (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and Short-term Investments.....................................  $   19,784   $   31,729
  Accounts Receivable.................................................     218,361      235,655
  Inventories.........................................................      23,954       19,014
  Other Current Assets................................................      14,572       83,737
                                                                        ----------   ----------
                                                                           276,671      370,135
                                                                        ----------   ----------
Oil and Gas Properties (Successful Efforts Method)....................   5,027,312    4,594,242
Other Properties......................................................     540,342      566,769
                                                                        ----------   ----------
                                                                         5,567,654    5,161,011
  Accumulated Depreciation, Depletion and Amortization................   1,631,941    1,416,731
                                                                        ----------   ----------
     Properties -- Net................................................   3,935,713    3,744,280
                                                                        ----------   ----------
Other Assets..........................................................     235,336      355,328
                                                                        ----------   ----------
          Total Assets................................................  $4,447,720   $4,469,743
                                                                        ----------   ----------
                                                                        ----------   ----------
LIABILITIES
Current Liabilities:
  Accounts Payable....................................................  $  202,565   $  231,763
  Taxes Payable.......................................................      58,372       60,133
  Other Current Liabilities...........................................      38,680       57,742
                                                                        ----------   ----------
                                                                           299,617      349,638
                                                                        ----------   ----------
Long-term Debt........................................................     819,071    1,002,506
                                                                        ----------   ----------
Deferred Income Taxes.................................................     566,758      565,619
                                                                        ----------   ----------
Other Liabilities and Deferred Credits................................     154,216      146,190
                                                                        ----------   ----------
Commitments and Contingent Liabilities
STOCKHOLDERS' EQUITY
Common Stock, Par Value $.01 Per Share (Authorized 325,000,000 Shares;
  Issued 150,000,000 Shares)..........................................       1,500        1,500
Paid-in Capital.......................................................   2,936,934    2,950,722
Retained Earnings.....................................................     467,667      282,610
                                                                        ----------   ----------
                                                                         3,406,101    3,234,832
Cost of Treasury Stock (1993, 20,316,521 Shares; 1992, 21,118,718
  Shares).............................................................     798,043      829,042
                                                                        ----------   ----------
Common Stockholders' Equity...........................................   2,608,058    2,405,790
                                                                        ----------   ----------
          Total Liabilities and Common Stockholders' Equity...........  $4,447,720   $4,469,743
                                                                        ----------   ----------
                                                                        ----------   ----------

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                      --------------------------------------
                                                         1993          1992          1991
                                                      ----------    ----------    ----------
                                                                  (IN THOUSANDS)
Cash Flows From Continuing Operating Activities:
  Income from Continuing Operations.................. $ 255,174     $ 189,687     $ 100,365
  Adjustments to Reconcile Income to Net Cash
     Provided
       By Continuing Operating Activities:
     Depreciation, Depletion and Amortization........   285,258       256,003       223,974
     Deferred Income Taxes...........................     2,438        19,041        32,159
     Exploration Costs...............................    28,173        19,501        30,752
     Working Capital Changes:
       Accounts Receivable...........................    17,294         4,788        40,324
       Inventories...................................    (4,940)       12,800        12,504
       Other Current Assets..........................    69,165       (66,339)       (5,145)
       Accounts Payable..............................   (29,198)      (69,300)      (23,382)
       Taxes Payable.................................    (1,761)       46,197       (52,574)
       Other Current Liabilities.....................   (19,062)      (11,038)        2,603
     Gain on Sales and Other.........................  (147,130)       31,227        13,669
                                                      ---------     ---------     ---------
          Net Cash Provided By Continuing
            Operating Activities.....................   455,411       432,567       375,249
                                                      ---------     ---------     ---------
Cash Flows From Continuing Investing Activities:
  Additions to Properties............................  (553,384)     (315,447)     (500,156)
  Proceeds from Sales and Property Dispositions......   173,305        23,386        16,681
  Other..............................................    (4,462)      (62,224)         (661)
                                                      ---------     ---------     ---------
          Net Cash Used In Continuing Investing
            Activities...............................  (384,541)     (354,285)     (484,136)
                                                      ---------     ---------     ---------
Cash Flows From Continuing Financing Activities:
  Proceeds from Long-term Financing..................        --       150,000       970,247
  Reduction in Long-term Debt........................  (183,610)     (645,225)           --
  Dividends Paid.....................................   (69,711)      (85,489)      (94,137)
  Treasury Stock Transactions -- Net.................    30,999      (100,285)     (229,428)
  Financing Activities with EPNG -- Net..............        --       525,361      (650,864)
  Other..............................................    85,794       (20,032)       (4,550)
                                                      ---------     ---------     ---------
          Net Cash Used In Continuing
            Financing Activities.....................  (136,528)     (175,670)       (8,732)
                                                      ---------     ---------     ---------
Decrease in Cash and Short-term Investments
  from Continuing Operations.........................   (65,658)      (97,388)     (117,619)
Cash Provided By Discontinued Operations.............    53,713        93,618       110,828
Cash and Short-term Investments:
  Beginning of Year..................................    31,729        35,499        42,290
                                                      ---------     ---------     ---------
  End of Year........................................ $  19,784     $  31,729     $  35,499
                                                      ---------     ---------     ---------
                                                      ---------     ---------     ---------

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                                                                       COST OF       COMMON
                                     COMMON    PAID-IN     RETAINED   TREASURY    STOCKHOLDERS'
                                     STOCK     CAPITAL     EARNINGS     STOCK        EQUITY
                                     ------   ---------    --------   ---------   -------------
                                                          (IN THOUSANDS)
Balance, January 1, 1991............ $1,500   $2,956,594   $565,519   $(499,329)   $3,024,284
  Net Income........................                        205,381                   205,381
  Cash Dividends ($.70 per share)...                        (92,851)                  (92,851)
  Stock Purchases (6,743,300
     shares)........................                                   (238,561)     (238,561)
  Stock Option Activity and Other...                (871)                 9,133         8,262
                                     ------   ----------   --------   ---------    ----------
Balance, December 31, 1991..........  1,500    2,955,723    678,049    (728,757)    2,906,515
  Net Income........................                        257,828                   257,828
  Cash Dividends ($.60 per share)...                        (78,657)                  (78,657)
  Distribution of EPNG Stock........                       (574,610)                 (574,610)
  Stock Purchases (3,484,200
     shares)........................                                   (136,379)     (136,379)
  Stock Option Activity and Other...              (5,001)                36,094        31,093
                                     ------   ----------   --------   ---------    ----------
Balance, December 31, 1992..........  1,500    2,950,722    282,610    (829,042)    2,405,790
  Net Income........................                        256,312                   256,312
  Cash Dividends ($.55 per share)...                        (71,255)                  (71,255)
  Stock Purchases (1,139,900
     shares)........................                                    (45,280)      (45,280)
  Stock Option Activity and Other...             (13,788)                76,279        62,491
                                      ------  ----------   --------   ---------    ----------
Balance, December 31, 1993..........  $1,500  $2,936,934   $467,667   $(798,043)   $2,608,058
                                      ------  ----------   --------   ---------    ----------
                                      ------  ----------   --------   ---------    ----------

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Burlington Resources Inc. and its majority owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. The financial statements for previous periods include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on previously reported net income or stockholders' equity.

  Cash and Short-term Investments

     All short-term investments purchased with a maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

  Inventories

     Inventories of materials, supplies and products are valued at the lower of average cost or market.

  Properties

     Oil and gas properties are accounted for using the successful efforts method. Under this method, all development costs and acquisition costs of proved properties are capitalized and amortized on a units-of-production basis over the remaining life of proved developed reserves and proved reserves, respectively. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful. In addition, the Company limits the total amount of unamortized capitalized costs to the value of future net revenues, based on current prices and costs.

     Costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization. Gains or losses from the disposal of other properties are recognized currently. Expenditures for maintenance, repairs and minor renewals necessary to maintain properties in operating condition are expensed as incurred. Major replacements and renewals are capitalized. All properties are stated at cost.

  Revenue Recognition

     Gas revenues from field production are recorded on the entitlement method. Under the entitlement method, revenue is recorded based on the Company's net working interest in field production.

     The Company's marketing activities include the purchase and resale of crude oil and natural gas, in addition to the marketing of its own oil and gas production. The costs and expenses of third party product marketing consist primarily of the cost of product purchased and transportation costs. These costs are netted against the related marketing revenues for financial reporting purposes. The Consolidated Statement of Income includes net revenues related to the marketing of third party oil and natural gas of $9 million, $17 million and $18 million for 1993, 1992 and 1991, respectively. The volumes of third party oil and gas marketed in those years are as follows:

                                                                  1993     1992     1991
                                                                  ----     ----     ----
        Oil (MBbls per day).....................................  405      274      182
        Gas (MMCF per day)......................................  526      448      518

  Income Taxes

     In January 1993, the Company implemented Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes which did not have a material impact on the Company's consolidated financial position or results of operations. Income taxes are provided based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are provided in order to reflect the tax consequences in future years of differences between the financial statement and tax basis of assets and liabilities at each year end. Tax credits are accounted for under the "flow-through" method, which reduces the provision for income taxes in the year the tax credits first become available.

  Earnings per Common Share

     Earnings per common share is based on the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding was 131 million, 132 million, and 134 million for the years 1993, 1992, and 1991, respectively.

2. RESTRUCTURING

     Since its inception, the Company has been monetizing its nonstrategic assets and reinvesting the net proceeds in domestic oil and gas reserves and in the repurchase of its common stock.

     In March 1992, the Company's wholly owned subsidiary, El Paso Natural Gas Company ("EPNG"), completed an initial public offering of approximately 15 percent of its common stock and on May 13, 1992, the Company's Board of Directors approved the June 30, 1992 distribution of the EPNG common stock owned by the Company to its stockholders of record as of June 15, 1992. The distribution was accounted for as a $575 million non-cash dividend of the Company's investment in EPNG common stock.

     In October 1989, the Company announced plans to sell the real estate assets held by its subsidiary, Glacier Park Company. Proceeds from sales of real estate assets through December 31, 1993 totaled approximately $429 million. In October 1992, the Company sold substantially all of its coal properties for $80 million. In December 1993, the Company sold its majority interest in Burlington Environmental Inc. for $28 million. The Company has disposed of virtually all of its nonstrategic assets as of December 31, 1993.

  Discontinued Operations

     Discontinued operations revenues for the years ended December 31, 1992 and 1991 totaled $362 million and $735 million, respectively. There were no revenues from discontinued operations in 1993. Proceeds from dispositions for the years ended December 31, 1993, 1992 and 1991 totaled $62 million, $144 million and $165 million, respectively. The Company realized $1 million, $68 million, and $105 million of after-tax income net of $4 million, $49 million, and $66 million of income taxes, from the discontinued operations and sales during 1993, 1992, and 1991, respectively. The effective tax rates for the discontinued operations differ from federal statutory rates primarily due to the effects of state and foreign income taxes and adjustments to prior year estimates.

3.  INCOME TAXES

     The provision (benefit) for income taxes is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                          1993            1992            1991
                                                        --------        --------        --------
                                                                     (IN THOUSANDS)
Current:
  Federal.............................................  $ 39,424        $ (1,985)       $(32,938)
  State...............................................    10,402          11,296           3,532
                                                        --------        --------        --------
                                                          49,826           9,311         (29,406)
                                                        --------        --------        --------
Deferred:
  Federal.............................................   (14,934)         12,375          19,591
  Enacted federal tax rate change.....................    15,558               -               -
  State...............................................     1,814           6,666          12,568
                                                        --------        --------        --------
                                                           2,438          19,041          32,159
                                                        --------        --------        --------
          Total.......................................  $ 52,264        $ 28,352        $  2,753
                                                        --------        --------        --------
                                                        --------        --------        --------

     Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                          1993            1992            1991
                                                          -----           -----           -----
Statutory rate..........................................   35.0%           34.0%           34.0%
State income taxes net of federal tax benefit...........    2.6             5.4            10.3
Tax credits.............................................  (25.0)          (26.2)          (44.9)
Enacted federal tax rate change.........................    5.1              --              --
Other...................................................   (0.7)           (0.2)            3.3
                                                          -----           -----            ----
          Effective rate................................   17.0%           13.0%            2.7%
                                                          -----           -----            ----
                                                          -----           -----            ----

     Deferred tax liabilities (assets) consist of the following:

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                     1993              1992
                                                                   ---------        ----------
                                                                         (IN THOUSANDS)
Deferred liabilities:
  Excess of book over tax basis of properties....................  $ 696,351        $  660,657
  Deferred gains.................................................         --            17,085
  Other..........................................................     25,862            10,107
                                                                   ---------        ----------
                                                                     722,213           687,849
                                                                   ---------        ----------
Deferred assets:
  AMT credits carryover..........................................   (110,117)          (59,280)
  Financial accruals and provisions..............................    (29,057)          (48,798)
  Other..........................................................    (16,281)          (14,152)
                                                                   ---------        ----------
                                                                    (155,455)         (122,230)
                                                                   ---------        ----------
          Total..................................................  $ 566,758        $  565,619
                                                                   ---------        ----------
                                                                   ---------        ----------

     The above net deferred tax liabilities as of December 31, 1993 and 1992, include deferred state income tax liabilities of approximately $78 million for each of the years.

     As of December 31, 1993, the Alternative Minimum Tax ("AMT") credits carryover of approximately $110 million, related primarily to nonconventional fuel tax credits, is available to offset future regular tax liabilities. The AMT credits carryover has no expiration date. The benefit of the tax credits is recognized in continuing operations for accounting purposes. The benefit is reflected in the current tax provision to the extent the Company is able to utilize the credits for tax return purposes.

4.  LONG-TERM DEBT

     Long-term Debt outstanding is as follows:

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                        1993           1992
                                                                      --------      ----------
                                                                           (IN THOUSANDS)
Commercial Paper....................................................  $ 70,994      $  174,632
Notes, 6 7/8%, due 1999.............................................   150,000         150,000
Notes, 8 1/2%, due 2001.............................................   150,000         150,000
Debentures, 9 1/8%, due 2021........................................   150,000         150,000
Notes, 9 5/8%, due 2000.............................................   150,000         150,000
Debentures, 9 7/8%, due 2010........................................   150,000         150,000
Subordinated Debentures, 7%, due 2004...............................         -          79,973
Other, including discounts -- net...................................    (1,923)         (2,099)
                                                                      --------      ----------
          Total.....................................................  $819,071      $1,002,506
                                                                      --------      ----------
                                                                      --------      ----------

     Excluding commercial paper, the Company has no debt maturities through 1998. The Company's commercial paper borrowings at December 31, 1993 had an average interest rate of 3.53 percent.

     In April 1993, the Subordinated Debentures were exchanged for shares of Anadarko Petroleum Corporation common stock owned by the Company.

     The Company and a group of banks have a $900 million Revolving Credit Facility which expires in June 1996. Annual fees are 0.1875 percent of the unused portion of the commitment. At the Company's option, interest on borrowings is based on prime rates, domestic money market rates or Eurodollar rates. The unused commitment under this agreement is available to cover certain debt due within one year; therefore, commercial paper is classified as long-term debt. Under the covenants of this agreement, debt cannot exceed 52.5 percent of the sum of debt and tangible net worth (as defined in the agreement). Additionally, tangible net worth cannot be less than $1.3 billion. As of December 31, 1993, there were no borrowings outstanding under this facility although borrowing capacity is reduced by outstanding commercial paper. The Company had the capacity to borrow approximately $829 million under such credit facility as of December 31, 1993. In addition, the Company has $500 million of capacity under a shelf registration statement filed with the Securities and Exchange Commission.

  Lease Obligations

     Lease rental expense was $13 million, $10 million and $13 million for the years ended December 31, 1993, 1992 and 1991, respectively. Minimum annual rental commitments are less than $15 million in any year and total approximately $154 million at December 31, 1993.

5.  ARRANGEMENTS WITH EPNG

  Transportation

     In 1993, 1992 and 1991, approximately 69 percent, 70 percent and 62 percent, respectively, of the Company's gas production was transported to direct sale customers through EPNG's pipeline facilities. These transportation arrangements are pursuant to EPNG's approved Federal Energy Regulatory Commission tariffs applicable to all shippers. The Company expects to transport a substantial portion of its future gas production through EPNG's pipeline system.

  Demand Charges

     Contracts providing firm transportation services to the Company require the payment of transportation demand charges. The Company paid $48 million of demand charges in 1993 under transportation agreements with terms ranging from 1 to 13 years. Of these demand charges, approximately $40 million was paid to EPNG.

  Other Transactions

     Prior to the separation from EPNG in 1992, the Company maintained a Commitment Agreement and Loan Agreements with EPNG. EPNG also participated in an intercorporate cash management arrangement with the Company. Balances under these facilities accrued interest at rates approximating short-term market rates. Interest income on borrowings has been netted against interest expense on excess cash advanced to the Company; the net amounts are included in Interest Expense and totaled $169,000 and $37 million for the years 1992 and 1991, respectively.

6.  CAPITAL STOCK

     On December 8, 1993, the Board of Directors approved the Company's 1993 Stock Incentive Plan (the "1993 Plan") and approved its submission to the stockholders for their approval. The 1993 Plan succeeds the Company's 1988 Stock Option Plan (the "1988 Plan"), which expired by its terms in May 1993, but remains in effect for options granted prior to May 1993. The 1993 Plan provides for the grant of stock options and stock appreciation rights or limited stock appreciation rights (together "SARs").

     Under the 1993 Plan and the 1988 Plan, options may be granted to officers and key employees at fair market value at the date of grant, exercisable in whole or part by the optionee after completion of one to three years of continuous employment from the grant date.

     Activity in the Company's stock option plans was as follows:

                                                                          EXERCISE
                                                        OPTIONS        PRICE PER SHARE
                                                       ----------
Balance, December 31, 1991...........................   5,842,971     $ 12.92 to $48.31
  Granted............................................     325,600       35.88 to  38.00
  Exercised..........................................    (934,182)      10.91 to  37.19
  Cancelled..........................................    (330,481)      21.23 to  44.75
  Adjusted for EPNG Disposition......................     484,631       10.91 to  34.68
  Converted to EPNG Options..........................    (754,710)      25.50 to  44.75
                                                       ----------
Balance, December 31, 1992...........................   4,633,829       10.91 to  38.00
  Granted............................................     489,000       44.00 to  47.56
  Exercised..........................................  (1,984,383)      10.91 to  34.68
  Cancelled..........................................    (205,273)      31.83 to  46.44
                                                       ----------
Balance, December 31, 1993...........................   2,933,173     $ 16.14 to $47.56
                                                       ----------
                                                       ----------

     At December 31, 1993, 2,108,192 options were exercisable at prices of $16.14 to $47.56 per share. At December 31, 1993, 9,597,600 shares are available for additional grant under the 1993 Plan.

  Stock Appreciation Rights

     The Company has granted SARS in connection with certain outstanding options. SARs are subject to the same terms and conditions as the related options. A SAR entitles an option holder, in lieu of exercise of an option, to receive a cash payment equal to the difference between the option price and the fair market value of the Company's common stock based upon the plan provisions. To the extent the SAR is exercised, the related option is cancelled and to the extent the option is exercised the related SAR is cancelled. The outstanding SARs are exercisable only under certain circumstances related to significant changes in the ownership of the Company or its holdings, or certain changes in the constitution of its Board of Directors. At December 31, 1993, there were 687,662 SARs outstanding related to stock options with exercise prices ranging from $21.54 to $34.68 per share.

  Preferred Stock and Preferred Stock Purchase Rights

     The Company is authorized to issue 75,000,000 shares of preferred stock, par value $.01 per share, and as of December 31, 1993 there were no shares issued. On December 15, 1988, the Company's Board of Directors designated 3,250,000 of the authorized preferred shares as Series A Preferred Stock. Upon issuance each one-hundredth of a share of Series A Preferred Stock will have dividend and voting rights approximately equal to those of one share of Common Stock of the Company. In addition, on

December 15, 1988, the Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company. The Rights were amended on February 23, 1989. The Rights become exercisable if, without the Company's prior consent, a person or group acquires securities having 15 percent or more of the voting power of all of the Company's voting securities (an "Acquiring Person") or ten days following the announcement of a tender offer which would result in such ownership. Each Right, when exercisable, entitles the registered holder to purchase from the Company one-hundredth of a share of Series A Preferred Stock at a price of $95 per one-hundredth of a share, subject to adjustment. If, after the Rights become exercisable, the Company were to be involved in a merger or other business combination in which its Common Stock was exchanged or changed or 50% or more of the Company's assets or earning power were sold, each Right would permit the holder to purchase, for the exercise price, stock of the acquiring company having a value of twice the exercise price (the "Merger Right"). In addition, except for certain permitted offers, if any person or group becomes an Acquiring Person, each Right would permit the purchase, for the exercise price, of Common Stock of the Company having a value of twice the exercise price (the "Subscription Right"). Rights owned by an Acquiring Person are void as they relate to the Subscription Right or the Merger Right. The Rights may be redeemed by the Company under certain circumstances until their expiration date for $0.05 per Right.

7.  PENSION PLANS

     The Company's pension plans are non-contributory defined benefit plans covering substantially all employees. The benefits are based on years of credited service and highest five-year average compensation levels. Contributions to the plans are based upon the Projected Unit Credit actuarial funding method and are limited to amounts that are currently deductible for tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

                                                                           DECEMBER 31,
                                                                      -----------------------
                                                                        1993           1992
                                                                      --------       --------
                                                                          (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
     benefits of $89,524 and $84,694................................  $ 91,349       $ 86,179
                                                                      --------       --------
                                                                      --------       --------
  Projected benefit obligation for service to date..................  $127,403       $104,869
Plan assets, primarily marketable equity and debt
  securities, at fair value.........................................   (91,467)       (87,867)
                                                                      --------       --------
Funded status of projected benefit obligation.......................    35,936         17,002
Unrecognized net loss...............................................   (47,006)       (40,121)
Unamortized net transition obligation...............................    (4,621)        (7,730)
                                                                      --------       --------
Net prepaid pension asset...........................................  $(15,691)      $(30,849)
                                                                      --------       --------
                                                                      --------       --------

     The following information relates to the consolidated Company plans and includes amounts related to EPNG for the first six months of 1992 and the full year of 1991.

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1993         1992         1991
                                                            --------     --------     --------
                                                                      (IN THOUSANDS)
Pension cost for the plans includes the following
     components:
  Service cost--benefits earned during the period.........  $  5,503     $  9,817     $ 11,618
  Interest cost on projected benefit obligation...........     8,926       28,757       47,393
  Actual (return)/loss on plan assets.....................    (7,857)       7,397      (85,958)
  Net amortization and deferred amounts...................     3,851      (33,225)      45,029
                                                            --------     --------     --------
  Net pension cost........................................  $ 10,423     $ 12,746     $ 18,082
                                                            --------     --------     --------
                                                            --------     --------     --------

     The projected benefit obligation was determined using a weighted average discount rate of 7.5 percent in 1993 and 8.5 percent in 1992, and a rate of increase in future compensation levels of

5 percent. The expected long-term rate of return on plan assets was 9 percent in 1993 and 10 percent in 1992.

     The Company's continuing operations pension expense was $10 million, $7 million, and $7 million in 1993, 1992 and 1991, respectively.

8.   COMMITMENTS AND CONTINGENT LIABILITIES

     The Company has certain commitments and uncertainties related to its normal operations. Management believes that there are no commitments, uncertainties or contingent liabilities that will have a materially adverse effect on the consolidated financial position or results of operations of the Company.

9.  OTHER INFORMATION

  Other Income -- Net

     A summary of significant items included in Other Income -- Net is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1993        1992        1991
                                                       --------     -------     -------
                                                                (IN THOUSANDS)
        Gain on sale of Trust units..................  $107,800     $     -     $     -
        Sale of Plum Creek interests.................         -      50,500           -
        Gain on conversion of debt...................    19,108           -           -
        Interest on tax refund.......................         -           -      18,203
        Other -- net.................................    (2,476)      6,387      (1,390)
                                                       --------     -------     -------
                                                       $124,432     $56,887     $16,813
                                                       --------     -------     -------
                                                       --------     -------     -------

  Other Current Assets

     The December 31, 1992 balance of Other Current Assets includes $70 million of notes receivable related to the December 1992 sale of the Company's interests in Plum Creek Timber Company, L.P. The notes were collected in January 1993.

  Supplemental Cash Flow Information

     The following is additional information concerning supplemental disclosures of cash flow activities:

                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1993        1992        1991
                                                       --------     -------     -------
                                                                (IN THOUSANDS)
        Interest Paid................................  $ 77,351     $73,702     $84,847
        Income Taxes Paid (Received)--Net............    39,948     (44,931)     28,560

     In April 1993, holders of the Subordinated Debentures exchanged their Debentures with a carrying value of approximately $80 million for shares of Anadarko Petroleum Corporation common stock owned by the Company. This non-cash exchange is reflected as such in the Statement of Cash Flows.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Burlington Resources Inc.

     We have audited the accompanying consolidated balance sheets of Burlington Resources Inc. as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows and common stockholders' equity for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burlington Resources Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND

Houston, Texas
January 12, 1994

                           BURLINGTON RESOURCES INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

                SUPPLEMENTAL OIL AND GAS DISCLOSURES--UNAUDITED

     The supplemental data presented herein reflects information for all of the Company's oil and gas producing activities.

     Capitalized costs for oil and gas producing activities consist of the following:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                     1993              1992
                                                                  ----------        ----------
                                                                         (IN THOUSANDS)
Proved properties...............................................  $4,985,501        $4,525,440
Unproved properties.............................................      41,811            68,802
                                                                  ----------        ----------
                                                                   5,027,312         4,594,242
Accumulated depreciation, depletion and amortization............   1,455,910         1,241,910
                                                                  ----------        ----------
          Net capitalized costs.................................  $3,571,402        $3,352,332
                                                                  ----------        ----------
                                                                  ----------        ----------

     Costs incurred for oil and gas property acquisition, exploration and development activities are as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               1993         1992         1991
                                                             ---------    ---------    ---------
                                                                       (IN THOUSANDS)
Property acquisition:
  Unproved.................................................  $  10,816    $  10,266    $  13,148
  Proved...................................................    270,235      121,949      214,110
Exploration................................................     17,159       11,872       25,563
Development................................................    202,981      109,571      181,919
                                                             ---------    ---------    ---------
          Total costs incurred.............................  $ 501,191    $ 253,658    $ 434,740
                                                             ---------    ---------    ---------
                                                             ---------    ---------    ---------

     Due to the completion of the Company's restructuring, all corporate overhead is now allocated to operations. The results of operations for prior years have been restated to conform to the current presentation of overhead allocation. The restatements have no effect on consolidated results of operations. Results of operations for oil and gas producing activities are as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Net revenues...............................................  $846,172     $756,005     $644,766
                                                             --------     --------     --------
Production costs...........................................   240,220      214,816      193,623
Exploration and impairment costs...........................    28,173       19,501       30,752
Operating expenses.........................................   119,603      104,549       97,975
Depreciation, depletion and amortization...................   248,505      223,495      197,899
                                                             --------     --------     --------
                                                              636,501      562,361      520,249
                                                             --------     --------     --------
Operating income...........................................   209,671      193,644      124,517
Income tax provision.......................................    12,858       14,622         (545)
                                                             --------     --------     --------
Results of operations for oil and gas producing
  activities...............................................  $196,813     $179,022     $125,062
                                                             --------     --------     --------
                                                             --------     --------     --------

     The following table reflects estimated quantities of proved oil and gas reserves. These reserves have been reduced for royalty interests owned by others. These reserves, virtually all located in the United States, have been estimated by the Company's petroleum engineers. The Company considers such estimates to be reasonable, however due to inherent uncertainties estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.

                                                                              OIL       GAS
                                                                            (MMBBLS)   (BCF)
                                                                            --------   -----
PROVED DEVELOPED AND UNDEVELOPED RESERVES
  January 1, 1991.........................................................    109.6    4,703
     Revision of previous estimates.......................................      2.2      (51)
     Extensions, discoveries and other additions..........................     17.9      322
     Production...........................................................    (13.2)    (259)
     Purchases of reserves in place(a)....................................     25.7      351
     Sales of reserves in place...........................................     (1.1)    (179)
                                                                            --------   -----
  December 31, 1991.......................................................    141.1    4,887
     Revision of previous estimates.......................................      0.5      (24)
     Extensions, discoveries and other additions..........................     11.4      344
     Production...........................................................    (14.8)    (299)
     Purchases of reserves in place.......................................     17.7      165
     Sales of reserves in place...........................................     (0.4)      (2)
                                                                            --------   -----
  December 31, 1992.......................................................    155.5    5,071
     Revision of previous estimates.......................................     (0.9)     (30)
     Extensions, discoveries and other additions..........................     12.0      361
     Production...........................................................    (15.3)    (336)
     Purchases of reserves in place(b)....................................     17.5      306
     Sales of reserves in place(c)........................................     (0.6)    (151)
                                                                            --------   -----
  December 31, 1993.......................................................    168.2    5,221
                                                                            --------   -----
                                                                            --------   -----
PROVED DEVELOPED RESERVES
  January 1, 1991.........................................................    101.5    3,558
  December 31, 1991.......................................................    128.1    3,951
  December 31, 1992.......................................................    141.8    4,204
  December 31, 1993.......................................................    149.8    4,381

- ------------

(a) Includes 1.3 MMBbls and 185 BCF related to production properties transferred to the Company from EPNG. These were cost-of-service properties and the transfer was authorized by FERC in August 1991.

(b) Includes the reserves attributable to the purchase of 59 percent of the Permian Basin Royalty Trust.

(c)  Primarily the Burlington Resources Coal Seam Gas Royalty Trust transaction.

     A summary of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves is shown below. Future net cash flows are computed using year-end sales prices, costs and statutory tax rates (adjusted for tax credits and other items) that relate to the Company's existing proved oil and gas reserves.

                                                                      YEAR ENDED DECEMBER 31,
                                                                     --------------------------
                                                                        1993           1992
                                                                     -----------    -----------
                                                                           (IN THOUSANDS)
Future cash inflows..........................................        $11,788,000    $11,714,000
  Less related future:
     Production costs........................................          3,380,000      3,207,000
     Development costs.......................................            377,000        455,000
     Income taxes............................................          1,403,000      1,494,000
                                                                     -----------    -----------
          Future net cash flows..............................          6,628,000      6,558,000
  10% annual discount for estimated timing of cash flows.....          3,504,000      3,420,000
                                                                     -----------    -----------
     Standardized measure of discounted future net cash
       flows.................................................        $ 3,124,000    $ 3,138,000
                                                                     -----------    -----------
                                                                     -----------    -----------

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:

                                                           1993          1992          1991
                                                        ----------    ----------    ----------
                                                                    (IN THOUSANDS)
January 1.............................................. $3,138,000    $2,616,000    $2,777,000
                                                        ----------    ----------    ----------
Revisions of previous estimates:
  Changes in prices and costs..........................   (208,000)      265,000      (604,000)
  Changes in quantities................................      9,000        (8,000)       (9,000)
  Changes in rate of production........................   (105,000)      104,000       (15,000)
Additions to proved reserves resulting from extensions,
  discoveries and improved recovery, less related
  costs................................................    180,000       186,000       188,000
Purchases of reserves in place.........................    260,000       183,000       278,000
Sales of reserves in place.............................   (107,000)       (4,000)     (109,000)
Accretion of discount..................................    375,000       323,000       357,000
Sales of oil and gas, net of production costs..........   (578,000)     (522,000)     (422,000)
Net change in income taxes.............................     91,000       (55,000)      184,000
Other..................................................     69,000        50,000        (9,000)
                                                        ----------    ----------    ----------
Net change.............................................    (14,000)      522,000      (161,000)
                                                        ----------    ----------    ----------
December 31............................................ $3,124,000    $3,138,000    $2,616,000
                                                        ----------    ----------    ----------
                                                        ----------    ----------    ----------

                           BURLINGTON RESOURCES INC.

                      QUARTERLY FINANCIAL DATA--UNAUDITED

                                                     1993                                     1992
                                   -----------------------------------------  ------------------------------------
                                     4TH        3RD        2ND        1ST       4TH       3RD     2ND        1ST
                                   --------   --------   -------    --------  -------   -------  ------    -------
                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.........................  $    312   $    309   $   312    $    316  $   337   $   284  $  250    $   270
Operating Income.................  $     64   $     57   $    69    $     66  $    90   $    57  $   40    $    53
Income from Continuing
  Operations(a)..................  $     52   $     24   $   134    $     45  $    96   $    33  $   31    $    30
Discontinued Operations..........        --         --        --           1       17         4      13         34
                                   --------   --------   -------    --------  -------   -------  ------    -------
Net Income.......................  $     52   $     24   $   134    $     46  $   113   $    37  $   44    $    64
                                   --------   --------   -------    --------  -------   -------  ------    -------
                                   --------   --------   -------    --------  -------   -------  ------    -------
Earnings per Common Share:
  Continuing Operations..........  $   0.40   $   0.18   $  1.02    $   0.35  $  0.73   $  0.25  $ 0.23    $  0.23
  Discontinued Operations........        --         --      0.01          --     0.13      0.03    0.10       0.25
                                   --------   --------   -------    --------  -------   -------  ------    -------
Earnings per Common Share........  $   0.40   $   0.18   $  1.03    $   0.35  $  0.86   $  0.28  $ 0.33    $  0.48
                                   --------   --------   -------    --------  -------   -------  ------    -------
                                   --------   --------   -------    --------  -------   -------  ------    -------
Dividends Declared per Common
  Share..........................  $ 0.1375   $ 0.1375   $0.1375    $ 0.1375  $ 0.125   $ 0.125  $0.175    $ 0.175
                                   --------   --------   -------    --------  -------   -------  ------    -------
                                   --------   --------   -------    --------  -------   -------  ------    -------
Common Stock Price Range(b):
  High...........................    52 3/8     53 7/8    51 5/8      47 1/4   43 1/8    43 5/8  42 7/8     37 5/8
  Low............................    40 1/4         46        45      36 1/2   37 1/4        34  35 7/8         33

- ---------------

(a) The effective tax rate for the fourth quarter of 1993 generated an income tax benefit primarily due to adjustments of prior year estimates. In addition, the second and third quarter effective tax rates were higher than the fourth quarter rate primarily due to income taxes recorded at a 39% combined Federal and State marginal rate on non-recurring second quarter gains and the effect of the third quarter enactment of a Federal income tax rate increase.

(b) Common stock prices subsequent to the second quarter of 1992 reflect the June 30, 1992 distribution of EPNG's common stock to the Company's stockholders.

                                   ITEM NINE

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                                    PART III

                              ITEMS TEN AND ELEVEN

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE COMPENSATION

     A definitive proxy statement to the 1994 Annual Meeting of Stockholders of Burlington Resources Inc. will be filed no later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference. Executive Officers of the Company are listed on page 9 of this Form 10-K.

                                  ITEM TWELVE

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1994 Annual Meeting of Stockholders and is incorporated herein by reference.

                                 ITEM THIRTEEN

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1994 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

                                 ITEM FOURTEEN

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                       PAGE
                                                                                       -----
    FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION
      Consolidated Statement of Income.................................................    14
      Consolidated Balance Sheet.......................................................    15
      Consolidated Statement of Cash Flows.............................................    16
      Consolidated Statement of Common Stockholders' Equity............................    17
      Notes to Consolidated Financial Statements.......................................    18
      Report of Independent Accountants................................................    25
      Supplemental Oil and Gas Disclosures.............................................    26
      Quarterly Financial Data.........................................................    29

     FINANCIAL STATEMENT SCHEDULES

            Report of Independent Accountants.............................................   A-1
      V     Property, Plant and Equipment.................................................   A-2
      VI    Accumulated Depreciation, Depletion and Amortization of Property, Plant and
            Equipment.....................................................................   A-3
      X     Supplementary Income Statement Information....................................   A-4
    AMENDED EXHIBIT INDEX.................................................................   A-6

     REPORTS ON FORM 8-K

          The Company filed no reports on Form 8-K in the fourth quarter.

                       SIGNATURES REQUIRED FOR FORM 10-K

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Resources Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BURLINGTON RESOURCES INC.

                                          By         THOMAS H. O'LEARY
                                             ---------------------------------
                                                     Thomas H. O'Leary
                                              Chairman of the Board, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Resources Inc. and in the capacities and on the dates indicated.

        By       THOMAS H. O'LEARY              Chairman of the Board,         January 12, 1994
           ------------------------------       President and Chief
                 Thomas H. O'Leary              Executive Officer

                 GEORGE E. HOWISON              Senior Vice President and      January 12, 1994
           ------------------------------       Chief Financial Officer
                 George E. Howison

                  HAYS R. WARDEN                Vice President, Controller     January 12, 1994
           ------------------------------       and Chief Accounting
                  Hays R. Warden                Officer


                   JOHN V. BYRNE                Director                       January 12, 1994
           ------------------------------
                   John V. Byrne

               JOHN C. CUSHMAN, III             Director                       January 12, 1994
           ------------------------------
               John C. Cushman, III

                 S. PARKER GILBERT              Director                       January 12, 1994
           ------------------------------
                 S. Parker Gilbert

                 JAMES F. McDONALD              Director                       January 12, 1994
           ------------------------------
                 James F. McDonald

                 DONALD M. ROBERTS              Director                       January 12, 1994
           ------------------------------
                 Donald M. Roberts

                 WALTER SCOTT,  JR.             Director                       January 12, 1994
           ------------------------------
                 Walter Scott, Jr.

                   WILLIAM E. WALL              Director                       January 12, 1994
           ------------------------------
                   William E. Wall

                              REPORT OF MANAGEMENT

To the Stockholders and Directors of Burlington Resources Inc.:

     The accompanying financial statements have been prepared by management in conformity with generally accepted accounting principles. The fairness and integrity of these financial statements, including any judgments, estimates and selection of appropriate generally accepted accounting principles, are the responsibility of management, as is all other information presented in this Annual Report.

     In the opinion of management, the financial statements are fairly stated, and, to that end, the Company maintains a system of internal control which: provides reasonable assurance that transactions are recorded properly for the preparation of financial statements; safeguards assets against loss or unauthorized use; maintains accountability for assets; and requires proper authorization and accounting for all transactions. Management is responsible for the effectiveness of internal control. This is accomplished through established codes of conduct, accounting and other control systems, policies and procedures, employee selection and training, appropriate delegation of authority and segregation of responsibilities. To further ensure compliance with established standards and related control procedures, the Company conducts a substantial corporate audit program.

     Our independent certified public accountants provide an objective independent review by their audit of the Company's financial statements. Their audit is conducted in accordance with generally accepted auditing standards and includes a review of internal accounting control to the extent deemed necessary for the purposes of their audit.

     The Audit Committee of the Board of Directors meets regularly with the independent certified public accountants, management, and corporate audit to review the work of each and to ensure that each is properly discharging its financial reporting and internal control responsibilities. To ensure complete independence, the certified public accountants and corporate audit have full and free access to the Audit Committee to discuss the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.

January 12, 1994

                                                    George E. Howison
                                                Senior Vice President and
                                                 Chief Financial Officer

                                                      Hays R. Warden
                                              Vice President, Controller and
                                                 Chief Accounting Officer

                     DIRECTORS OF BURLINGTON RESOURCES INC.

John V. Byrne(1)                      James F. McDonald(1)             Walter Scott, Jr.(2)
President                             President and Chief              Chairman and President
Oregon State University                 Executive Officer              Peter Kiewit Sons', Inc.
                                      Scientific-Atlanta, Inc.
                                                                       William E. Wall(2)
John C. Cushman, III(1)               Thomas H. O'Leary                Of Counsel, Siderius Lonergan
President and Chief                   Chairman of the Board,
  Executive Officer                     President and                  (1) Audit Committee
Cushman Realty Corporation              Chief Executive Officer        (2) Compensation and
                                      Burlington Resources Inc.            Nominating Committee
S. Parker Gilbert(2)
Retired Chairman and                  Donald M. Roberts(1)
  Managing Director                   Vice Chairman and Treasurer
Morgan Stanley Group Inc.             United States Trust
                                        Company of New York and
                                        U.S. Trust Corporation


                             CORPORATE INFORMATION

PRINCIPAL CORPORATE OFFICE            STOCK EXCHANGE LISTINGS          Additional copies of this Annual Report
Burlington Resources Inc.             New York Stock Exchange          are available, without charge, by
5051 Westheimer, Suite 1400           Symbol: BR                       writing or calling:
P.O. Box 4239
Houston, Texas 77056                  ANNUAL MEETING                   Corporate Secretary
(713) 831-1600                        The Annual Meeting of            Burlington Resources Inc.
                                      Stockholders will  be in         5051 Westheimer, Suite 1400
STOCK TRANSFER AGENT AND REGISTRAR    Seattle, Washington,             P.O. Box 4239
The First National Bank               on March 17,  1994.              Houston, Texas 77056
  of Boston                           Formal notice of the             (713) 831-1600
Shareholder Services                  meeting will be mailed
Mail Stop: 45-02-09                   in advance.
P.O. Box 644
Boston, Massachusetts 02102
(617) 575-2900


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
Burlington Resources Inc.

     Our report on the consolidated financial statements of Burlington Resources Inc. as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, is included on page 25 of this 1993 Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed on Page 31 of this Annual Report on Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND

Houston, Texas
January 12, 1994

                                                                      SCHEDULE V

                           BURLINGTON RESOURCES INC.

                         PROPERTY, PLANT AND EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                 (IN THOUSANDS)

                                                                               OTHER
                               BALANCE AT                                     CHANGES         BALANCE
                                BEGINNING      ADDITIONS                        ADD            AT END
      CLASSIFICATION            OF PERIOD       AT COST      RETIREMENTS     (DEDUCT)        OF PERIOD
- ---------------------------    -----------     ---------     -----------     ---------       ----------
1993:
  Oil and Gas Properties...    $ 4,594,242     $ 501,191      $  93,085      $ (14,343)(1)   $5,027,312
                                                                                39,307(2)
  Plants and Pipelines.....        408,437        33,327            536        (39,307)(2)      401,921
  Other....................        158,332        18,866         38,777                         138,421
                               -----------     ---------     -----------     ---------       ----------
          Total............    $ 5,161,011     $ 553,384      $ 132,398      $ (14,343)      $5,567,654
                               -----------     ---------     -----------     ---------       ----------
                               -----------     ---------     -----------     ---------       ----------
1992:
  Oil and Gas Properties...    $ 4,416,155     $ 253,658      $  75,902      $  (8,509)(1)   $4,594,242
                                                                                 8,840
  Plants and Pipelines.....        380,876        49,423         21,862                         408,437
  Other....................        145,757        12,366          3,788          3,997          158,332
                               -----------     ---------     -----------     ---------       ----------
          Total............    $ 4,942,788     $ 315,447      $ 101,552      $   4,328       $5,161,011
                               -----------     ---------     -----------     ---------       ----------
                               -----------     ---------     -----------     ---------       ----------
1991:
  Oil and Gas Properties...    $ 3,650,571     $ 434,740      $  59,118      $ (12,452)(1)   $4,416,155
                                                                               402,414(3)
  Plants and Pipelines.....        335,525        55,476          3,449         (6,676)         380,876
  Other....................        550,776         9,940         71,982          6,455          145,757
                                                                              (349,432)(3)
                               -----------     ---------     -----------     ---------       ----------
          Total............    $ 4,536,872     $ 500,156      $ 134,549      $  40,309       $4,942,788
                               -----------     ---------     -----------     ---------       ----------
                               -----------     ---------     -----------     ---------       ----------

- ---------------

(1) Exploration costs.

(2) Transfers.

(3) Primarily transfers from El Paso Natural Gas Company.

          See accompanying Notes to Consolidated Financial Statements

                                                                     SCHEDULE VI

                           BURLINGTON RESOURCES INC.

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                                 (IN THOUSANDS)

                                               ADDITIONS                           OTHER
                              BALANCE AT       CHARGED TO                         CHANGES          BALANCE
                               BEGINNING       COSTS AND                            ADD            AT END
       CLASSIFICATION          OF PERIOD        EXPENSES        RETIREMENTS      (DEDUCT)         OF PERIOD
- ----------------------------  -----------     ------------     -------------     ---------       -----------
1993:
  Oil and Gas Properties....  $ 1,241,910       $248,505          $63,150         $13,830(1)     $ 1,455,910
                                                                                   14,815(2)
  Plants and Pipelines......      102,483         19,488              617         (14,815)(2)        106,539
  Other.....................       72,338         17,265           20,111                             69,492
                              -----------     ------------     -------------     ---------       -----------
          Total.............  $ 1,416,731       $285,258          $83,878         $13,830        $ 1,631,941
                              -----------     ------------     -------------     ---------       -----------
                              -----------     ------------     -------------     ---------       -----------
1992:
  Oil and Gas Properties....  $ 1,066,695       $223,495          $65,500         $10,992(1)     $ 1,241,910
                                                                                    6,228
  Plants and Pipelines......      105,101         15,772           18,024            (366)           102,483
  Other.....................       59,365         16,736            3,726             (37)            72,338
                              -----------     ------------     -------------     ---------       -----------
          Total.............  $ 1,231,161       $256,003          $87,250         $16,817        $ 1,416,731
                              -----------     ------------     -------------     ---------       -----------
                              -----------     ------------     -------------     ---------       -----------
1991:
  Oil and Gas Properties....  $   840,154       $197,899          $43,502         $18,300(1)     $ 1,066,695
                                                                                   53,844(3)
  Plants and Pipelines......       94,111         13,471            2,481                            105,101
  Other.....................      120,590         12,604           22,127         (51,702)(3)         59,365
                              -----------     ------------     -------------     ---------       -----------
          Total.............  $ 1,054,855       $223,974          $68,110         $20,442        $ 1,231,161
                              -----------     ------------     -------------     ---------       -----------
                              -----------     ------------     -------------     ---------       -----------

- ---------------

(1) Exploration costs.

(2) Transfers.

(3) Primarily transfers from El Paso Natural Gas Company.

          See accompanying Notes to Consolidated Financial Statements

                                                                      SCHEDULE X

                           BURLINGTON RESOURCES INC.

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

                                                                                    CHARGED TO
                                                                                    COSTS AND
                                       ITEM                                          EXPENSES
- ----------------------------------------------------------------------------------  ----------
1993
  Maintenance and repairs.........................................................   $  6,168
  Taxes, other than payroll and income taxes:
     Property.....................................................................     19,438
     Production and other.........................................................     58,872
1992
  Maintenance and repairs.........................................................   $  5,265
  Taxes, other than payroll and income taxes:
     Property.....................................................................     18,463
     Production and other.........................................................     51,895
1991
  Maintenance and repairs.........................................................   $  4,120
  Taxes, other than payroll and income taxes:
     Property.....................................................................     15,192
     Production and other.........................................................     39,816

- ---------------

     Note: Items omitted are either less than 1 percent of consolidated revenues or disclosed in the Consolidated Financial Statements or notes thereto.

                                  UNDERTAKINGS

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the registrant's Registration Statements on Form S-8, Nos. 33-22493 (filed June 15, 1988), 33-25807 (filed December 1, 1988), 33-26024
(filed December 12, 1988), 2-97533 (filed December 29, 1989), 33-33626 (filed
March 1, 1990), and 33-46518 (filed March 19, 1992):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act of 1933 and will be governed by the final adjudication of such issue.

                           BURLINGTON RESOURCES INC.

                             AMENDED EXHIBIT INDEX

     The following exhibits are filed as part of this report.

EXHIBIT                                                                                  PAGE
NUMBER                                     DESCRIPTION                                  NUMBER
- -------     --------------------------------------------------------------------------  ------
 3.1        Certificate of Incorporation of Burlington Resources Inc., as amended
            (Exhibit 3.1 to Form 8, filed March 1990).................................    *
 3.2        By-Laws of Burlington Resources Inc. as amended (Exhibit 3.2 to Form 8,
            filed March 1993).........................................................    *
 4.1        Form of Rights Agreement dated as of December 16, 1988, between Burlington
            Resources Inc. and The First National Bank of Boston which includes, as
            Exhibit A thereto, the form of Certificate of Designation specifying terms of the Series A Preferred Stock and, as Exhibit B thereto, the form of
            Rights Certificate (Exhibit 1 to Form 8-A, filed December 1988)...........    *
            Amendment No. 1 to Form of Rights Agreement (Exhibit 2 to Form 8-K, filed
            March 1989)...............................................................    *
 4.2        Indenture, dated as of June 15, 1990, between the registrant and Citibank,
            N.A., including Form of Debt Securities (Exhibit 4.2 to Form 8, filed
            February 1992)............................................................    *
 4.3        Indenture, dated as of October 1, 1991, between the registrant and
            Citibank, N.A., including Form of Debt Securities (Exhibit 4.3 to Form 8,
            filed February 1992)......................................................    *
 4.4        Indenture, dated as of April 1, 1992, between the registrant and Citibank,
            N.A., including Form of Debt Securities (Exhibit 4.4 to Form 8, filed
            March 1993)...............................................................    *
10.1        Tax Sharing Agreement between the registrant and BNI, dated as of May 26,
            1988 (Exhibit 10.1 to Form S-1, No. 33-22267, filed June 1988)............    *
10.2        The 1988 Burlington Resources Inc. Stock Option Incentive Plan as amended
            (Exhibit 10.4 to Form 8, filed March 1993)................................    *
10.3        Burlington Resources Inc. Incentive Compensation Plan as amended (Exhibit
            10.5 to Form 8, filed March 1993).........................................    *
10.4        Burlington Resources Inc. Senior Executive Survivor Benefit Plan dated as
            of January 1, 1989 (Exhibit 10.11 to Form 8, filed February 1989).........    *
10.5        Burlington Resources Inc. Deferred Compensation Plan dated as of January
            1, 1989 (Exhibit 10.12 to Form 8, filed February 1989)....................    *
            Amendment No. 1 to Burlington Resources Inc. Deferred Compensation Plan
            (Exhibit 10.12 to Form 8, filed February 1991)............................    *
10.6        Burlington Resources Inc. Supplemental Benefits Plan as amended and
            restated January 1, 1990 (Exhibit 10.14 to Form 8, filed February 1992)...    *
10.7        Employment Contracts between Burlington Resources Inc. and Richard M.
            Bressler, Thomas H. O'Leary, Travis H. Petty and Donald W. Clayton
            (Exhibit 10.14 to Form 8, filed February 1989)............................    *
            Amendments to Employment Contracts between Burlington Resources Inc. and
            Thomas H. O'Leary and Travis H. Petty (Exhibit 10.14 to Form 8, filed
            March 1990)...............................................................    *
            Amendments to Employment Contracts between Burlington Resources Inc. and
            Thomas H. O'Leary and Donald W. Clayton (Exhibit 10.15 to Form 8, filed
            February 1992)............................................................    *
10.8        Employment Contracts between Meridian Oil Inc. and George E. Howison and
            Bobby S. Shackouls........................................................
            Amendment to Employment Contract between Burlington Resources Inc. and
            Thomas H. O'Leary.........................................................

EXHIBIT                                                                                  PAGE
NUMBER                                     DESCRIPTION                                  NUMBER
- -------                                                                                 ------
10.9        Burlington Resources Inc. Compensation Plan for Non-Employee Directors
            (Exhibit 10.18 to Form S-8, No. 33-33626, filed March 1990)...............    *
            Amendment No. 1 to Burlington Resources Inc. Compensation Plan for Non-
            Employee Directors (Exhibit 10.19 to Form 8, filed February 1992).........    *
10.10       Burlington Resources Inc. Key Executive Severance Protection Plan as
            amended June 8, 1989 (Exhibit 10.20 to Form 8, filed February 1992).......    *
10.11       Burlington Resources Inc. Retirement Savings Plan (Exhibit Amendment No. 1
            to Form S-8, No. 2-97533, filed December 1989)............................    *
            Amendment No. 1 to Burlington Resources Inc. Retirement Savings Plan (Ex-
            hibit 10.15 to Form 8, filed March 1993)..................................    *
            Amendment No. 2 to Burlington Resources Inc. Retirement Savings Plan (Ex-
            hibit 10.21 to Form 8, filed February 1992)...............................    *
            Amendment No. 3 to Burlington Resources Inc. Retirement Savings Plan (Ex-
            hibit 10.15 to Form 8, filed March 1993)..................................    *
10.12       Burlington Resources Inc. Retirement Income Plan for Directors (Exhibit
            10.21 to Form 8, filed February 1991).....................................    *
10.13       Burlington Resources Inc. 1991 Director Charitable Award Plan, dated as of
            January 16, 1991 (Exhibit 10.22 to Form 8, filed February 1991)...........    *
10.14       Master Separation Agreement and documents related thereto dated January
            15, 1992 by and among Burlington Resources Inc., El Paso Natural Gas
            Company and Meridian Oil Holding Inc., including exhibits (Exhibit 10.24
            to Form 8, filed February 1992)...........................................    *
10.15       Burlington Resources Inc. 1992 Stock Option Plan for Non-employee
            Directors (Exhibit 28.1 of Form S-8, No. 33-46518, filed March 1992)......    *
10.16       Burlington Resources Inc. Key Executive Retention Plan and Amendments No.
            1 and 2 (Exhibit 10.20 to Form 8, filed March 1993).......................    *
10.17       Amendments No. 3 and 4 to the Burlington Resources Inc. Key Executive
            Retention Plan............................................................
10.18       Burlington Resources Inc. 1992 Performance Share Unit Plan (Exhibit 10.21
            to Form 8, filed March 1993)..............................................    *
10.19       Burlington Resources Inc. Severance Plan and Amendments No. 1 and 2 (Ex-
            hibit 10.22 to Form 8, filed March 1993)..................................    *
10.20       Amendments No. 3, 4 and 5 to the Burlington Resources Inc. Severance
            Plan......................................................................
10.21       $900 million Revolving Credit Agreement, dated as of April 21, 1992, between Burlington Resources Inc. and Citibank, N.A., as agent (Exhibit
            10.23 to Form 8, filed March 1993)........................................    *
10.22       Burlington Resources Inc. 1993 Stock Incentive Plan.......................
11.1        Earnings Per Share Computation............................................
12.1        Ratio of Earnings to Fixed Charges........................................
21.1        Subsidiaries of Registrant................................................
23.1        Consent of Coopers & Lybrand..............................................

- ---------------

*Exhibit incorporated by reference as indicated.