Form 10-Q
period 1994-03-31
BURLINGTON RESOURCES INC
filed 1994-04-28
CIK 833320

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.    20549

                                   FORM 10-Q

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1994

                                       OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number  1-9971

                           BURLINGTON RESOURCES INC.
            (Exact name of registrant as specified in its charter)

                       Delaware                              91-1413284
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)               Identification Number)


         5051 Westheimer, Houston, Texas                        77056
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         (713) 831-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                Yes     X                                        No
                   -----------                                     -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                               Outstanding
                    -----                               -----------

     Common Stock, par value $.01 per share
              as of  March 31, 1994                     129,716,665

                        PART I - FINANCIAL INFORMATION


ITEM 1.      Financial Statements


                          BURLINGTON RESOURCES INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)


                                                       FIRST QUARTER
                                                   --------------------
                                                     1994        1993
                                                   --------    --------
                                            (In Thousands, Except Share Amounts)

Revenues.......................................    $320,323    $316,466

Costs and Expenses.............................     251,144     250,083
                                                   --------    --------
Operating Income...............................      69,179      66,383
Interest Expense...............................      18,056      19,801
Other Income (Expense) - Net...................      (2,280)         45
                                                   --------    --------
Income from Continuing Operations
   Before Income Taxes.........................      48,843      46,627
Provision for Income Taxes.....................       1,123       1,399
                                                   --------    --------
Income from Continuing Operations..............      47,720      45,228

Income from Discontinued Operations -
    Net of Income Taxes........................        -            633
                                                   --------    --------
Net Income.....................................    $ 47,720    $ 45,861
                                                   ========    ========
Earnings per Common share:
 Continuing Operations.........................    $   0.37    $   0.35
 Discontinued Operations.......................        -           -
                                                   --------    --------
 Total.........................................    $   0.37    $   0.35
                                                   ========    ========


         See Accompanying Notes to Consolidated Financial Statements.

                          BURLINGTON RESOURCES INC.
                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)


                                                                     March 31,         December 31,
                                                                       1994               1993
                                                                     --------          -----------
                                                                           (In Thousands)

ASSETS
Current Assets:
 Cash and Short-term Investments ................................  $    18,032         $    19,784
 Accounts Receivable ............................................      221,631             218,361
 Inventories ....................................................       25,419              23,954
 Other Current Assets ...........................................       22,001              14,572
                                                                   -----------         -----------
                                                                       287,083             276,671
                                                                   -----------         -----------

Oil & Gas Properties (Successful Efforts Method) ................    5,132,523           5,027,312
Other Properties ................................................      534,356             540,342
                                                                   -----------         -----------
                                                                     5,666,879           5,567,654
 Accumulated Depreciation, Depletion and Amortization ...........    1,694,147           1,631,941
                                                                   -----------         -----------
  Properties - Net ..............................................    3,972,732           3,935,713
                                                                   -----------         -----------

Other Assets ....................................................      209,604             235,336
                                                                   -----------         -----------
   Total Assets .................................................  $ 4,469,419         $ 4,447,720
                                                                   ===========         ===========

LIABILITIES
Current Liabilities:
 Accounts Payable ...............................................  $   204,179         $   202,565
 Taxes Payable ..................................................       73,060              58,372
 Other Current Liabilities ......................................       24,363              38,680
                                                                   -----------         -----------
                                                                       301,602             299,617
                                                                   -----------         -----------

Long-term Debt ..................................................      816,542             819,071
                                                                   -----------         -----------
Deferred Income Taxes ...........................................      556,459             566,758
                                                                   -----------         -----------
Other Liabilities and Deferred Credits ..........................      155,632             154,216
                                                                   -----------         -----------

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common Stock, Par Value, $ .01 Per Share
 (Authorized 325,000,000 Shares; Issued 150,000,000 Shares) .....        1,500               1,500
Paid-in Capital .................................................    2,936,819           2,936,934
Retained Earnings ...............................................      497,553             467,667
                                                                   -----------         -----------
                                                                     3,435,872           3,406,101

Cost of Treasury Stock
 (1994, 20,283,335 Shares; 1993, 20,316,521 Shares) .............      796,688             798,043
                                                                   -----------         -----------
Common Stockholders' Equity .....................................    2,639,184           2,608,058
                                                                   -----------         -----------
   Total Liabilities and Common Stockholders' Equity ............  $ 4,469,419         $ 4,447,720
                                                                   ===========         ===========

          See Accompanying Notes to Consolidated Financial Statements.

                          BURLINGTON RESOURCES INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)



                                                                        THREE MONTHS
                                                               ------------------------------
                                                                1994                   1993
                                                               --------              --------
                                                                       (In Thousands)
Cash Flows From Continuing Operating Activities:
 Income from Continuing Operations.........................    $ 47,720              $ 45,228
 Adjustments to Reconcile Income to Net Cash Provided By
      Continuing Operating Activities:
  Depreciation, Depletion and Amortization.................      74,888                71,227
  Deferred Income Taxes....................................     (10,306)              (10,431)
  Exploration Costs........................................       7,518                 4,827
  Working Capital Changes:
   Accounts Receivable.....................................      (3,270)               15,701
   Inventories.............................................      (1,465)                2,797
   Other Current Assets....................................      (7,429)               67,866
   Accounts Payable........................................       1,614                (4,125)
   Taxes Payable...........................................      14,688                (6,481)
   Other Current Liabilities...............................     (14,317)              (24,289)
  Other....................................................      35,411               (28,963)
                                                               --------              --------
      Net Cash Provided By Continuing Operating Activities.     145,052               133,357
                                                               --------              --------

Cash Flows From Continuing Investing Activities:
 Additions to Properties...................................    (125,955)              (82,202)
 Other.....................................................       2,029                49,504
                                                               --------              --------
      Net Cash Used In Continuing Investing Activities.....    (123,926)              (32,698)
                                                               --------              --------

Cash Flows From Continuing Financing Activities:
 Reduction in Long-term Debt...............................      (2,575)              (67,872)
 Dividends Paid............................................     (17,919)              (16,144)
 Treasury Stock Transactions - Net.........................       1,696                32,041
 Other.....................................................     (11,891)              (18,691)
                                                               --------              --------
      Net Cash Used In Continuing Financing Activities.....     (30,689)              (70,666)
                                                               --------              --------

Increase (Decrease) in Cash and Short-term Investments
 From Continuing Operations................................      (9,563)               29,993
Cash Provided By (Used In) Discontinued Operations.........       7,811               (10,876)
Cash and Short-term Investments:
 Beginning of Year.........................................      19,784                31,729
                                                               --------              --------
 End of Period.............................................    $ 18,032              $ 50,846
                                                               ========              ========


         See Accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

    The 1993 Annual Report on Form 10-K of Burlington Resources Inc. (the "Company") includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented herein are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

    Earnings per common share is based on the weighted average number of common shares outstanding on a year to date basis. The weighted average number of common shares outstanding was 131 million and 130 million for the first three months of 1994 and 1993, respectively.

2.  SUBSEQUENT EVENT

    On April 26, 1994, the Company acquired Maxus Energy Corporation's ("Maxus") 87.1 percent interest in Diamond Shamrock Offshore Partners Limited Partnership (the "Partnership"), including the general partner's interests in the Partnership. The Company also announced its intention to acquire the remaining 12.9 percent of the Partnership in a transaction expected to close in July 1994. In a separate transaction, the Company purchased an additional offshore property and one onshore property from Maxus. The aggregate net purchase price, including the remaining 12.9 percent of the Partnership, is $375 million. The proved and probable reserves acquired by the Company are approximately 375 BCFE of natural gas, located on approximately 100,000 developed and 200,000 undeveloped acres. The acquired properties currently produce approximately 95 MMCF per day of natural gas and 4 thousand barrels of oil per day from 49 structures of which approximately 50 percent are operated by the Partnership or Maxus.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The total long-term debt to capital (total long-term debt and stockholders' equity) ratio at March 31, 1994, and December 31, 1993, was 24 percent. The Company has a $900 million revolving credit facility that expires in June 1996. As of March 31, 1994, there were no borrowings outstanding under this credit facility although borrowing capacity is reduced by outstanding commercial paper. At March 31, 1994, the Company had outstanding commercial paper borrowings of $68 million at an average interest rate of 3.45 percent.

In April 1994, the Company anticipates issuing $300 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission. The net proceeds will be used for general corporate purposes, including acquisition of oil and gas properties, repayment of commercial paper and other capital expenditures. Upon issuing these debt securities, the Company will have $200 million of capacity remaining under the shelf registration statement. If $300 million of debt securities had been issued at March 31, 1994, the Company's total long-term debt to capital ratio would have been 30 percent.

Net cash provided by continuing operating activities for the first three months of 1994 was $145 million compared to $133 million for the first three months of 1993. The increase is primarily due to higher operating income and lower interest payments.

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

Capital Expenditures

Capital expenditures during the first three months of 1994 totaled $126 million compared to $82 million for the first three months of 1993. On April 26, 1994, the Company acquired Maxus Energy Corporation's ("Maxus") 87.1 percent interest in Diamond Shamrock Offshore Partners Limited Partnership (the "Partnership"), including the general partner's interests in the Partnership. The Company also announced its intention to acquire the remaining 12.9 percent of the Partnership in a transaction expected to close in July 1994. In a separate transaction, the Company purchased an additional offshore property and one onshore property from Maxus. The aggregate net purchase price, including the remaining 12.9 percent of the Partnership, is $375 million.

The proved and probable reserves acquired by the Company are approximately 375 BCFE of natural gas. The acquired properties currently produce approximately 95 MMCF per day of natural gas and 4 thousand barrels of oil per day. The natural gas and oil are produced from 49 structures of which approximately 50 percent are operated by the Partnership or Maxus.


Capital expenditures for 1994, including $375 million for the Maxus acquisition and the remaining Partnership interest, are projected to be approximately $845 million and will consist primarily of reserve acquisitions, spending for development of oil and gas properties and processing plant and pipeline expenditures. Capital expenditures will be funded from internal cash flow supplemented, as needed, by external financing.

Dividends

On April 7, 1994, the Board of Directors declared a common stock quarterly dividend of $0.1375 per share, payable July 1, 1994.

Results of Continuing Operations - First Quarter 1994 Compared to First Quarter 1993

Income from Continuing Operations for the first quarter of 1994 was $48 million, $0.37 per share, compared to $45 million, $0.35 per share, in 1993. Operating income increased to $69 million compared to $66 million in 1993.

Revenues were $320 million for the first quarter of 1994 compared to $316 million in 1993. Average natural gas sales prices increased 13 percent in 1994 to an average of $1.79 per MCF which increased revenues $18 million. Gas sales volumes improved 9 percent to 998 MMCF per day which increased revenues $12 million. Gas sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions. Intrastate natural gas sales increased $6 million primarily due to higher sales volumes and prices. Processing and transportation revenues increased $5 million. The revenue increases were partially offset by a $23 million decrease in NGL revenues primarily due to lower sales volumes and prices along with a 23 percent decline in 1994 oil prices to $13.89 per barrel which decreased revenues $16 million.

Costs and expenses were $251 million in 1994 compared to $250 million in 1993. The increase was primarily due to a 9 percent improvement in 1994 production levels which increased production and processing related expenses $13 million. Intrastate natural gas and NGL product purchases decreased $15 million.

                          PART II - OTHER INFORMATION


ITEM 4.      Submission of Matters to a Vote of Security Holders

             The Annual Meeting of Stockholders was held on March 17, 1994. The following were nominated and elected to serve as Directors of Burlington Resources Inc. for a term of one year or until their successors shall have been duly elected and qualified:

                     Nominee                                    For                               Withheld
                     -------                                    ---                               --------
                     J. V. Byrne                             103,786,166                           606,077

                     S. P. Gilbert                           103,779,189                           613,054

                     J. F. McDonald                          103,859,670                           532,573

                     T. H. O'Leary                           103,843,561                           548,682

                     D. M. Roberts                           103,858,586                           533,657

                     W. Scott, Jr.                           103,840,307                           551,936

                     W. E. Wall                              103,731,631                           660,612

             The Burlington Resources Inc. 1993 Stock Incentive Plan was presented and adopted in accordance with the following vote:

                                                                                                  Broker
                         For                      Against                 Abstain               Non-votes
                         ---                      -------                 -------               ---------
                     76,586,097                 15,425,703                807,046               11,573,397

             A stockholder proposal was not voted upon at the Annual Meeting because the proponent was not present to present the proposal.

ITEM 6.      Exhibits and Reports on Form 8-K

             A.  Exhibits

             The following exhibits are filed as part of this report.
             Exhibits incorporated by reference are designated with an asterisk.

             Exhibit      Nature of Exhibit
             -------      -----------------

                4.1 The Company and its subsidiaries either have filed with the Securities and Exchange Commission or upon request will furnish a copy of any instrument with respect to long-term debt of the Company.

             Exhibit      Nature of Exhibit
             -------      -----------------
               11.1       Earnings per share computation.

               12.1       Ratio of Earnings to Fixed Charges.

               99.1 Form of Underwriting Agreement relating to certain securities to be offered pursuant to Registration Statements on Form S-3 No. 33-47154 and 33-50077.

               99.2 Opinion of Andrews & Kurth L.L.P. relating to certain securities to be offered pursuant to Registration Statements on
                          Form S-3 No. 33-47154 and 33-50077.

               99.3       Consent of Andrews & Kurth L.L.P.
                          regarding use of opinion in Registration
                          Statements on Form S-3 No. 33-47154
                          and 33-50077 (included in Exhibit 99.2).


             B.  Reports on Form 8-K

             During the quarter covered by this report there were no reports filed on Form 8-K.


Items 1, 2, 3, and 5 of Part II are not applicable and have been omitted.

Pursuant to the requirements of Section 13 (or 15(d)) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BURLINGTON RESOURCES INC.
                                             (Registrant)



                                        By  /s/ JOHN E. HAGALE
                                            John E. Hagale
                                            Senior Vice President and
                                            Chief Financial Officer




                                        By  /s/ HAYS R. WARDEN
                                            Hays R. Warden
                                            Vice President & Controller


Date:  April 28, 1994