Form 10-Q
period 1994-06-30
BURLINGTON RESOURCES INC
filed 1994-08-03
CIK 833320

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.    20549

                                   FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1994

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number  1-9971

                          BURLINGTON RESOURCES INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     91-1413284
   (State or other jurisdiction                     (I.R.S. Employer
  incorporation or organization)                  Identification Number)


    5051 Westheimer, Houston, Texas                        77056
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (713) 624-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X                     No
                       -----                      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                             Outstanding
                   -----                             -----------

   Common Stock, par value $.01 per share,
          as of  June 30, 1994                       129,034,218

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          BURLINGTON RESOURCES INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)


                                                          SECOND QUARTER                      SIX MONTHS
                                                       --------------------              --------------------
                                                       1994            1993              1994            1993
                                                       ----            ----              ----            ----
                                                             (In Thousands, Except per Share Amounts)
Revenues...................................     $     300,842   $     312,196     $     621,165   $     628,662

Costs and Expenses.........................           254,736         242,919           505,880         493,002
                                                -------------   -------------     -------------   -------------

Operating Income...........................            46,106          69,277           115,285         135,660
Interest Expense...........................            21,711          17,584            39,767          37,385
Other Income (Expense) - Net...............             2,212         128,029               (68)        128,074
                                                -------------   -------------     -------------   -------------

Income from Continuing Operations
     Before Income Taxes...................            26,607         179,722            75,450         226,349
Income Tax Expense (Benefit)...............            (6,405)         46,134            (5,282)         47,533
                                                -------------   -------------     -------------   -------------

Income from Continuing Operations..........            33,012         133,588            80,732         178,816

Income from Discontinued Operations -
    Net of Income Taxes....................              -                228              -                861
                                                -------------   -------------     -------------   -------------

Net Income.................................     $      33,012   $     133,816     $      80,732   $     179,677
                                                =============   =============     =============   =============

Earnings per Common Share:
  Continuing Operations....................     $         .25   $        1.02     $         .62   $        1.37
  Discontinued Operations..................              -                .01              -                .01
                                                -------------   -------------     -------------   -------------
  Total....................................     $         .25   $        1.03     $         .62   $        1.38
                                                =============   =============     =============   =============





         See Accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)



                                                                            June 30,          December 31,
                                                                              1994                1993
                                                                            --------          ------------
                                                                                   (In Thousands)
ASSETS
Current Assets:
  Cash and Short-term Investments.................................     $         17,537    $         19,784
  Accounts Receivable.............................................              189,797             218,361
  Inventories.....................................................               33,039              23,954
  Other Current Assets............................................               18,338              14,572
                                                                       ----------------    ----------------
                                                                                258,711             276,671
                                                                       ----------------    ----------------

Oil & Gas Properties (Successful Efforts Method)..................            5,629,737           5,027,312
Other Properties..................................................              543,858             540,342
                                                                       ----------------    ----------------
                                                                              6,173,595           5,567,654
  Accumulated Depreciation, Depletion and Amortization............            1,764,136           1,631,941
                                                                       ----------------    ----------------
    Properties - Net..............................................            4,409,459           3,935,713
                                                                       ----------------    ----------------

Other Assets......................................................              187,549             235,336
                                                                       ----------------    ----------------
      Total Assets................................................     $      4,855,719    $      4,447,720
                                                                       ================    ================

LIABILITIES
Current Liabilities:
  Accounts Payable................................................     $        245,866    $        202,565
  Taxes Payable...................................................               77,098              58,372
  Other Current Liabilities.......................................               19,614              38,680
                                                                       ----------------    ----------------
                                                                                342,578             299,617
                                                                       ----------------    ----------------

Long-term Debt....................................................            1,139,139             819,071
                                                                       ----------------    ----------------
Deferred Income Taxes.............................................              542,495             566,758
                                                                       ----------------    ----------------
Other Liabilities and Deferred Credits............................              205,851             154,216
                                                                       ----------------    ----------------

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common Stock, Par Value, $.01 Per Share
  (Authorized 325,000,000 Shares;  Issued 150,000,000 Shares).....                1,500               1,500
Paid-in Capital...................................................            2,936,812           2,936,934
Retained Earnings.................................................              512,728             467,667
                                                                       ----------------    ----------------
                                                                              3,451,040           3,406,101
Cost of Treasury Stock
  (1994, 20,965,782 Shares; 1993, 20,316,521 Shares)..............              825,384             798,043
                                                                       ----------------    ----------------
Common Stockholders' Equity.......................................            2,625,656           2,608,058
                                                                       ----------------    ----------------
      Total Liabilities and Common Stockholders' Equity...........     $      4,855,719    $      4,447,720
                                                                       ================    ================



         See Accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                                           SIX MONTHS
                                                                                    ------------------------
                                                                                    1994                1993
                                                                                    ----                ----
                                                                                          (In Thousands)
Cash Flows From Continuing Operating Activities:
  Income from Continuing Operations....................................     $         80,732      $        178,816
  Adjustments to Reconcile Income to Net Cash Provided By
           Continuing Operating Activities:
    Depreciation, Depletion and Amortization...........................              155,611               143,347
    Deferred Income Taxes..............................................              (24,272)              (28,016)
    Exploration Costs..................................................               17,720                12,200
    Working Capital Changes:
      Accounts Receivable..............................................               28,564                10,765
      Inventories......................................................               (9,085)               (3,954)
      Other Current Assets.............................................               (3,766)               67,465
      Accounts Payable.................................................               43,301               (35,507)
      Taxes Payable....................................................               18,726                50,395
      Other Current Liabilities........................................              (19,066)              (18,270)
    Gain on Sales and Other............................................              (48,636)             (162,692)
                                                                            ----------------      ----------------
          Net Cash Provided By Continuing Operating Activities.........              239,829               214,549
                                                                            ----------------      ----------------

Cash Flows From Continuing Investing Activities:
  Additions to Properties..............................................             (539,238)             (200,886)
  Proceeds from Sales and Other........................................               28,455               217,794
                                                                            ----------------      ----------------
          Net Cash Provided By (Used In) Continuing Investing
          Activities...................................................             (510,783)               16,908
                                                                            ----------------      ----------------

Cash Flows From Continuing Financing Activities:
  Proceeds from Long-term Financing....................................              318,537                   -
  Reduction in Long-term Debt..........................................                  -                (254,605)
  Dividends Paid.......................................................              (35,756)              (33,948)
  Treasury Stock Transactions - Net....................................              (26,535)               40,725
  Other................................................................               (2,037)               58,676
                                                                            ----------------      ----------------
          Net Cash Provided By (Used In) Continuing Financing
            Activities.................................................              254,209              (189,152)
                                                                            ----------------      ----------------

Increase (Decrease) in Cash and Short-term Investments
  from Continuing Operations...........................................              (16,745)               42,305
Cash Provided By (Used In) Discontinued Operations.....................               14,498                (7,017)
Cash and Short-term Investments:
  Beginning of Year....................................................               19,784                31,729
                                                                            ----------------      ----------------
  End of Period........................................................     $         17,537      $         67,017
                                                                            ================      ================



         See Accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



   1.  BASIS OF PRESENTATION

    The 1993 Annual Report on Form 10-K of Burlington Resources
    Inc. (the "Company") includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The statements for the periods presented herein are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

    Earnings per common share is based on the weighted average number of common shares outstanding on a year to date basis. The weighted average number of common shares outstanding was 130 million and 131 million for the first six months of 1994 and 1993, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The total long-term debt to capital (total long-term debt and stockholders' equity) ratio at June 30, 1994, and December 31, 1993, was 30 percent and 24 percent, respectively. In May 1994, the Company issued $300 million of 7.15% Notes due May 1, 1999. The net proceeds were used for general corporate purposes, including acquisition of oil and gas properties, repayment of commercial paper and other capital expenditures. In July 1994, the Company increased the capacity under its shelf registration statements from $200 million to $500 million.

In July 1994, the Company established new revolving credit facilities to replace the previous $900 million facility that was due to expire in June 1996. The new credit facilities are comprised of a $600 million revolving credit agreement that expires in July 1999 and a $300 million revolving credit agreement that expires July 1995, but is renewable annually by mutual consent. The new revolving credit facilities retain the same debt covenants as the previous credit facility. As of June 30, 1994, there were no borrowings outstanding under the previous credit facility although borrowing capacity is reduced by outstanding commercial paper. At June 30, 1994, the Company had outstanding commercial paper borrowings of $90 million at an average interest rate of 4.54 percent.

During the first six months of 1994, the Company purchased approximately 677,000 shares of its common stock for $28 million. Since December 1988, the Company has repurchased 24.7 million shares under three 10 million share repurchase authorizations.

Net cash provided by continuing operating activities for the first six months of 1994 was $240 million compared to $215 million for the first six months of 1993. The increase is primarily due to lower interest payments and other working capital changes partially offset by decreased operating income.

The Company is involved in certain environmental proceedings and other related matters. Although it is possible that new information or future developments could require the Company to reassess its potential exposure related to these matters, the Company believes, based upon available information, the resolution of these issues, individually and in the aggregate, will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

Capital Expenditures

Capital expenditures during the first six months of 1994 totaled $539 million compared to $201 million for the first six months of 1993. On April 26, 1994, the Company acquired Maxus Energy Corporation's ("Maxus") 87.1 percent interest in Diamond Shamrock Offshore Partners Limited Partnership (the "Partnership"), including the general partners' interests in the Partnership. In July 1994, the Company acquired the remaining 12.9 percent of the Partnership by merging the Partnership into a wholly owned subsidiary of the Company. In a separate transaction, the Company purchased an additional offshore property and one onshore property from Maxus. The aggregate net purchase price, including the
12.9 percent of the Partnership acquired by merger, was $375 million.

The proved and probable reserves acquired from Maxus are approximately 375 BCFE of natural gas. The acquired properties currently produce approximately 95 MMCF per day of natural gas and 4 thousand barrels of oil per day from 49 structures of which approximately 50 percent are currently operated by the Company.

Capital expenditures for 1994, including $375 million for the Maxus acquisition and the remaining Partnership interests, are projected to be approximately $920 million and will consist primarily of reserve acquisitions, spending for exploration and development of oil and gas properties and processing plant and pipeline expenditures. Capital expenditures will be funded from internal cash flow supplemented, as needed, by external financing.

Dividends

On July 6, 1994, the Board of Directors declared a common stock quarterly dividend of $0.1375 per share, payable October 3, 1994.

Results of Continuing Operations - Second Quarter 1994 Compared to Second Quarter 1993

Income from Continuing Operations for the second quarter of 1994 was $33 million or $.25 per share compared to $134 million or $1.02 per share in 1993. The 1993 results included $.50 per share from a gain on sale of the Burlington Resources Coal Seam Gas Royalty Trust (the "Trust") units and $.09 per share from a gain on the exchange of Company debt for Anadarko Petroleum Corporation ("Anadarko") common stock. Operating income for the second quarter of 1994 was $46 million compared to $69 million in 1993.

Revenues were $301 million for the second quarter of 1994 compared to $312 million in 1993. Natural gas sales volumes improved 11 percent to 1,032 MMCF per day which increased revenues $16 million. Oil sales volumes improved 7 percent to 44.8 MBbls per day which increased revenues $5 million. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions. Processing and transportation revenues increased $5 million primarily due to higher volumes. The revenue increases were more than offset by an 11 percent decline in 1994 average natural gas sales prices to $1.58 per MCF and a 12 percent decline in 1994 average oil sales prices to $16.06 per barrel which decreased revenues $18 million and $9 million, respectively. In addition, NGL revenues decreased $10 million due to lower sales prices and volumes.

Costs and expenses were $255 million for the second quarter of 1994 compared to $243 million in 1993. The increase was primarily due to a 10 percent improvement in 1994 production levels which increased production and processing related expenses $18 million and a $3 million increase in exploration costs which were partially offset by an $11 million decrease in NGL product purchases.

Interest expense was $22 million for the second quarter of 1994 compared to $18 million in 1993. The increase was primarily due to the additional debt issued in May 1994.

Other Income - Net was $2 million for the second quarter of 1994 compared to $128 million in 1993. The second quarter of 1993 included a $108 million gain on the sale of the Trust units and a $19 million gain from the exchange of Company debt for Anadarko common stock.

The effective income tax rate was a benefit of 24 percent for the second quarter of 1994 compared to an expense of 26 percent for the second quarter of 1993 and 17 percent for the full year 1993. The second quarter 1993 tax rate is significantly higher primarily due to the application of statutory tax rates to the gains on the sale of the Trust units and from the exchange of Company debt for Anadarko common stock. Without the additional tax expense associated with these gains, the second quarter 1993 effective tax rate was a benefit of 5 percent. The higher beneficial tax rate in 1994 is due to increased nonconventional fuel tax credits generated from increased coal seam gas production.

Results of Continuing Operations - Six Months 1994 Compared to Six Months 1993

Income from Continuing Operations for the first six months of 1994 was $81 million or $.62 per share compared to $179 million or $1.37 per share in 1993. Operating income for the first six months of 1994 was $115 million compared to $136 million in 1993.

Revenues were $621 million for the first six months of 1994 compared to $629 million in 1993. Natural gas sales volumes improved 10 percent to 1,015 MMCF per day which increased revenues $27 million. Oil sales volumes improved 4 percent to 43.6 MBbls per day which increased revenues $5 million. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions. Intrastate natural gas sales increased $6 million primarily due to higher sales volumes. Processing and transportation revenues increased $10 million primarily due to higher volumes. The revenue increases were more than offset by an 18 percent decline in 1994 average oil sales prices to $15.01 per barrel which decreased revenues $25 million and a $32 million decrease in NGL revenues primarily due to lower sales prices and volumes.

Costs and expenses were $506 million for the first six months of 1994 compared to $493 million in 1993. The increase was primarily due to an 8 percent improvement in 1994 production levels which increased production related expenses $32 million. Intrastate natural gas purchases and exploration costs increased $8 million and $6 million, respectively. These increases were partially offset by a $33 million decrease in NGL product purchases.

Interest expense was $40 million for the first six months of 1994 compared to $37 million in 1993. The increase was primarily due to the additional debt issued in May 1994 partially offset by the conversion of Company debt for Anadarko common stock in April 1993.

                          PART II - OTHER INFORMATION


ITEM 6.      Exhibits and Reports on Form 8-K

             A.  Exhibits

             The following exhibits are filed as part of this report.
             Exhibits incorporated by reference are designated with an asterisk.

             Exhibit              Nature of Exhibit
             -------              -----------------
               4.1*               The Company and its subsidiaries either
                                  have filed with the Securities and Exchange
                                  Commission or upon request will furnish
                                  a copy of any instrument with respect to long -term debt of the Company.

              11.1                Earnings per share computation.

              12.1                Ratio of Earnings to Fixed Charges.



             B.  Reports on Form 8-K

             During the quarter covered by this report there were no reports filed on Form 8-K.



Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

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


Date:  August 1, 1994