Form 10-Q
period 1994-09-30
BURLINGTON RESOURCES INC
filed 1994-11-14
CIK 833320

SECURITIES AND EXCHANGE COMMISSION
                         Washington,  D.C.  20549

                               FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1994

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


       Yes  (X)                                            No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                                  Outstanding

  Common Stock, par value $.01 per share
        as of  September 30, 1994                        126,794,147

                            PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             BURLINGTON RESOURCES INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                    (UNAUDITED)

                                           THIRD QUARTER            NINE MONTHS
                                           1994      1993        1994        1993

                                                  (In Thousands, Except
                                                     per Share Amounts)

Revenues...............................$ 314,037   $ 309,457   $ 935,202   $ 938,119

Costs and Expenses.....................  274,645     252,920     780,525     745,922
                                       ----------  ----------  ----------  ----------

Operating Income.......................   39,392      56,537     154,677     192,197
Interest Expense.......................   24,673      17,344      64,440      54,729
Other Income (Expense) - Net...........    2,038      (1,742)      1,970     126,332
                                       ----------  ----------  ----------  ----------

Income from Continuing Operations
  Before Income Taxes..................   16,757      37,451      92,207     263,800
Income Tax Expense (Benefit)...........   (3,938)     13,141      (9,220)     60,674
                                       ----------  ----------  ----------  ----------

Income from Continuing Operations......   20,695      24,310     101,427     203,126

Income from Discontinued Operations -
    Net of Income Taxes................      -           277        -          1,138
                                       ----------  ----------  ----------  ----------

Net Income.............................$  20,695   $  24,587   $ 101,427   $ 204,264
                                       ==========  ==========  ==========  ==========

Earnings per Common Share:
  Continuing Operations................$     .16   $     .18   $     .78   $    1.55
  Discontinued Operations..............      -          -           -            .01
                                       ----------  ----------  ----------  ----------
  Total................................$     .16   $     .18   $     .78   $    1.56
                                       ==========  ==========  ==========   ==========

            See Accompanying Notes to Consolidated Financial Statements.

                              BURLINGTON RESOURCES INC.
                             CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)

                                                             September 30,  December 31,
                                                                 1994          1993

                                                                    (In Thousands)

ASSETS
Current Assets:
  Cash and Short-term Investments.............................$     4,923    $    19,784
  Accounts Receivable.........................................    173,737        218,361
  Inventories.................................................     34,690         23,954
  Other Current Assets........................................     25,402         14,572
                                                              -----------    -----------
                                                                  238,752        276,671
                                                              -----------    -----------

Oil & Gas Properties (Successful Efforts Method)..............  5,725,345      5,027,312
Other Properties..............................................    546,064        540,342
                                                              -----------    -----------
                                                                6,271,409      5,567,654
  Accumulated Depreciation, Depletion and Amortization........  1,838,346      1,631,941
                                                              -----------    -----------
   Properties - Net...........................................  4,433,063      3,935,713
                                                              -----------    -----------

Other Assets..................................................    179,114        235,336
                                                              -----------    -----------
   Total Assets...............................................$ 4,850,929    $ 4,447,720
                                                              ===========    ===========


LIABILITIES
Current Liabilities:
  Accounts Payable............................................$   174,522    $   202,565
  Taxes Payable...............................................     70,236         58,372
  Other Current Liabilities...................................     32,291         38,680
                                                              -----------    -----------
                                                                  277,049        299,617
                                                              -----------    -----------

Long-term Debt................................................  1,302,152        819,071
                                                              -----------    -----------
Deferred Income Taxes.........................................    539,670        566,758
                                                              -----------    -----------
Other Liabilities and Deferred Credits........................    189,201        154,216
                                                              -----------    -----------

Commitments and Contingent Liabilities


STOCKHOLDERS' EQUITY
Common Stock, Par Value $.01 Per Share
 (Authorized 325,000,000 Shares; Issued 150,000,000 Shares)...      1,500          1,500
Paid-in Capital...............................................  2,936,696      2,936,934
Retained Earnings.............................................    515,760        467,667
                                                              -----------    -----------
                                                                3,453,956      3,406,101

Cost of Treasury Stock
 (1994, 23,205,853 Shares;  1993, 20,316,521 Shares)..........    911,099        798,043
                                                              -----------    -----------
Common Stockholders' Equity...................................  2,542,857      2,608,058
                                                              -----------    -----------
  Total Liabilities and Common Stockholders' Equity...........$ 4,850,929    $ 4,447,720
                                                              ===========    ===========

            See Accompanying Notes to Consolidated Financial Statements.

                             BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                                         NINE MONTHS
                                                                      1994         1993

                                                                        (In Thousands)

Cash Flows From Continuing Operating Activities:
 Income from Continuing Operations.................................$ 101,427    $ 203,126
 Adjustments to Reconcile Income to Net Cash Provided By
     Continuing Operating Activities:
  Depreciation, Depletion and Amortization.........................  244,765      212,230
  Deferred Income Taxes............................................  (27,099)     (13,086)
  Exploration Costs................................................   26,857       18,251
  Working Capital Changes:
   Accounts Receivable.............................................   44,624      (14,025)
   Inventories.....................................................  (10,736)     (14,262)
   Other Current Assets............................................  (10,830)      65,626
   Accounts Payable................................................  (28,043)      (9,351)
   Taxes Payable...................................................   11,864       38,348
   Other Current Liabilities.......................................   (6,389)     (15,344)
 Gain on Sales and Other...........................................   25,135     (121,908)
                                                                   ----------   ----------
    Net Cash Provided By Continuing Operating Activities...........  371,575      349,605
                                                                   ----------   ----------

Cash Flows From Continuing Investing Activities:
 Additions to Properties........................................... (751,250)    (426,740)
 Proceeds from Sales and Other.....................................   58,200      166,383
                                                                   ----------   ----------
    Net Cash Used In Continuing Investing Activities............... (693,050)    (260,357)
                                                                   ----------   ----------

Cash Flows From Continuing Financing Activities:
 Proceeds from Long-term Financing.................................  481,580         -
 Reduction in Long-term Debt.. ....................................     -        (160,897)
 Dividends Paid....................................................  (53,508)     (51,803)
 Treasury Stock Transactions - Net. ............................... (113,056)      56,719
 Other.............................................................  (31,335)      51,333
                                                                   ----------   ----------
    Net Cash Provided By (Used In) Continuing
      Financing Activities.........................................  283,681     (104,648)
                                                                   ----------   ----------

Decrease in Cash and Short-term Investments from
  Continuing Operations............................................  (37,794)     (15,400)
Cash Provided By (Used In) Discontinued Operations.................   22,933       (6,709)
Cash and Short-term Investments:
  Beginning of Year................................................   19,784       31,729
                                                                   ----------    ---------
  End of Period....................................................$   4,923   $    9,620
                                                                   ==========   ==========

            See Accompanying Notes to Consolidated Financial Statements.

                             BURLINGTON RESOURCES INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



1. BASIS OF PRESENTATION

   The 1993 Annual Report on Form 10-K of Burlington Resources Inc.(the"Company") includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The statements for the periods presented herein are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

   Earnings per common share is based on the weighted average number of common shares outstanding on a year to date basis. The weighted average number of common shares outstanding was 130 million and 131 million for the first nine months of 1994 and 1993, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The total long-term debt to capital (total long-term debt and stockholders' equity) ratio at September 30, 1994, and December 31, 1993, was 34 percent and 24 percent, respectively. In May 1994, the Company issued $300 million of 7.15% Notes due May 1, 1999. The net proceeds were used for general corporate purposes, including acquisition of oil and gas properties, repayment of commercial paper and other capital expenditures. In July 1994, the Company increased the capacity under its shelf registration statements from $200 million to $500 million.

In July 1994, the Company established new revolving credit facilities to replace the previous $900 million facility that was due to expire in June 1996. The new credit facilities are comprised of a $600 million revolving credit agreement that expires in July 1999 and a $300 million revolving credit agreement that expires July 1995, but is renewable annually by mutual consent. The new revolving credit facilities retain the same debt covenants as the previous credit facility. As of September 30, 1994, there were no borrowings outstanding under the credit facilities although borrowing capacity is reduced by outstanding commercial paper. At September 30, 1994, the Company had outstanding commercial paper borrowings of $253 million at an average interest rate of 5.05 percent.

During the first nine months of 1994, the Company purchased approximately 2.8 million shares of its common stock for $112 million of which 2.2 million shares were purchased in the third quarter. Since December 1988, the Company has repurchased 26.9 million shares under three 10 million share repurchase authorizations.

Net cash provided by continuing operating activities for the first nine months of 1994 was $372 million compared to $350 million for the first nine months of 1993. The increase is primarily due to lower income tax payments and other working capital changes partially offset by decreased operating income.

In an effort to maintain its high quality asset base, the Company continues to divest marginal and non-strategic properties. In addition, the Company conveyed working interests in certain coal seam natural gas wells in November 1994. The net proceeds, after tax, from all 1994 property transactions will be approximately $115 million.

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

Capital Expenditures

Capital expenditures for the first nine months of 1994 totaled $751 million compared to $427 million for the same period in 1993 and are projected to be approximately $890 million for all of 1994. The projected 1994 capital expenditures will consist of approximately $490 million for producing property and reserve acquisitions along with approximately $400 million for the development of oil and gas properties and related facilities. The $490 million expected to be spent for acquisitions includes the $375 million purchase of Maxus Energy Corporation's properties announced in the second quarter of this year. Capital expenditures will be funded from internal cash flow supplemented, as needed, by external financing.

Dividends

On October 6, 1994, the Board of Directors declared a common stock quarterly dividend of $0.1375 per share, payable January 3, 1995.

Results of Continuing Operations - Third Quarter 1994 Compared to Third
  Quarter 1993

Income from Continuing Operations for the third quarter of 1994 was $21 million or $.16 per share compared to $24 million or $.18 per share in 1993. The 1993 results include a non-recurring charge of $16 million or $.12 per share due to an increase in the corporate tax rate as a result of the Budget Reconciliation Act of 1993. Operating income for the third quarter of 1994 was $39 million compared to $57 million in 1993.

Revenues were $314 million for the third quarter of 1994 compared to $309 million in 1993. Natural gas sales volumes improved 21 percent to 1,077 MMCF per day which increased revenues $29 million. Oil sales volumes improved 14 percent to 46.8 MBbls per day and average oil sales prices improved 8 percent to $16.97 per barrel which increased revenues $8 million and $5 million, respectively. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions. Processing and transportation revenues increased $4 million primarily due to higher volumes. The revenue increases were partially offset by a 16 percent decline in 1994 average natural gas sales prices to $1.42 per MCF which decreased revenues $28 million and a $14 million decrease in intrastate natural gas sales and NGL revenues due to lower sales prices and volumes.

Costs and expenses were $275 million for the third quarter of 1994 compared to $253 million in 1993. The increase was primarily due to a 19 percent improvement in 1994 production levels which increased production and processing related expenses $33 million and a $3 million increase in exploration costs. These increases were partially offset by a $15 million decrease in intrastate natural gas and NGL product purchases.

Interest expense was $25 million for the third quarter of 1994 compared to $17 million in 1993. The increase was primarily due to additional debt issued in May 1994 and higher outstanding commercial paper balances during the third quarter of 1994.

The effective income tax rate was a benefit of 24 percent for the third quarter of 1994 compared to an expense of 35 percent for the third quarter of 1993. The 1994 beneficial tax rate is due to recognized nonconventional fuel tax credits being greater than the Company's tax expense at statutory tax rates. The third quarter 1994 tax rate is significantly lower than the same quarter in 1993 primarily due to the additional income tax expense recognized for the August 1993 enactment of an increase in the corporate income tax rate.

Results of Continuing Operations - Nine Months 1994 Compared to Nine Months
  1993

Income from Continuing Operations for the first nine months of 1994 was $101 million or $.78 per share compared to $203 million or $1.55 per share in 1993. The 1993 results include a total of $.47 per share from gains on the sale of the Burlington Resources Coal Seam Gas Royalty Trust (the "Trust") units and the exchange of Company debt for Anadarko Petroleum Corporation ("Anadarko") common stock, and a charge to reflect the increase in the corporate income tax rate. Operating income for the first nine months of 1994 was $155 million compared to $192 million in 1993.

Revenues were $935 million for the first nine months of 1994 compared to $938 million in 1993. Natural gas sales volumes improved 13 percent to 1,036 MMCF per day and oil sales volumes improved 7 percent to 44.7 MBbls per day which increased revenues $57 million and $14 million, respectively. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions. Processing and transportation revenues increased $13 million primarily due to higher volumes. The revenue increases were offset by a 6 percent decline in 1994 average natural gas sales prices to $1.59 per MCF and a 10 percent decline in 1994 average oil sales prices to $15.70 per barrel which decreased revenues $28 million and $21 million, respectively. In addition, NGL revenues decreased $39 million due to lower sales prices and volumes.

Costs and expenses were $781 million for the first nine months of 1994 compared to $746 million in 1993. The increase was primarily due to a 12 percent improvement in 1994 production levels which increased production related expenses $65 million and a $9 million increase in exploration costs. These increases were partially offset by a $41 million decline in NGL product purchases.

Interest expense was $64 million for the first nine months of 1994 compared to $55 million in 1993. The increase was primarily due to additional debt issued in May 1994 and higher outstanding commercial paper balances during 1994.

Other Income - Net was $2 million for the first nine months of 1994 compared to $126 million in 1993. The 1993 amount includes a $108 million gain on the sale of the Trust units and a $19 million gain from the exchange of Company debt for Anadarko common stock.

The effective income tax rate was a benefit of 10 percent for the first nine months of 1994 compared to an expense of 23 percent for the first nine months of 1993 and 17 percent for the full year 1993. The effective tax rate for the first nine months of 1994 is significantly lower than the same period in 1993 because 1994 did not include any of the special nonrecurring items that increased income taxes in 1993. The special nonrecurring items included the second quarter 1993 gains from the sale of the Trust units and from the exchange of Company debt for Anadarko common stock and the additional income tax expense recognized for the August 1993 enactment of an increase in the corporate income tax rate. Without the additional tax expense associated with these gains and the nonrecurring portion of the tax rate increase, the effective tax rate for the first nine months of 1993 was a benefit of 4 percent. The 1994 beneficial tax rate is due to recognized nonconventional fuel tax credits being greater than the Company's tax expense at statutory tax rates.

The Company expects to have a substantially higher beneficial tax rate for the year ending 1994 as compared to the first nine months of 1994. The higher beneficial tax rate is primarily due to an increase in the Company's nonconventional fuel tax credits recognized as a result of increased taxable income from the disposition of certain coal seam properties discussed under "Financial Condition and Liquidity." The anticipated higher beneficial tax rate should result in higher net income and earnings per common share in the fourth quarter of 1994.

                          PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits

          The following exhibits are filed as part of this report.

          Exhibit           Nature of Exhibit                             Page

            4.1             The Company and its subsidiaries either         *
                            have filed with the Securities and
                            Exchange Commission or upon request
                            will furnish a copy of any instrument
                            with respect to long-term debt of the
                            Company.

           11.1             Earnings per share computation.

           12.1             Ratio of Earnings to Fixed Charges.

           27.1             Financial Data Schedule.


* - Exhibit incorporated by reference.


          B.  Reports on Form 8-K


          The Company filed a Form 8-K dated October 10, 1994 which announced the promotion of Bobby S. Shackouls to the office of President and Chief Executive Officer of Meridian Oil Inc., a wholly owned subsidiary of the Company. Mr. Shackouls replaces George E. Howison, who is taking early retirement.




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


Date:  November 14, 1994