Form 10-K405
period 1994-12-31
BURLINGTON RESOURCES INC
filed 1995-02-09
CIK 833320

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-9971

                           BURLINGTON RESOURCES INC.
                     5051 WESTHEIMER, HOUSTON, TEXAS 77056
                           TELEPHONE: (713) 624-9500

INCORPORATED IN THE STATE OF DELAWARE          EMPLOYER IDENTIFICATION NO. 91-1413284

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS

      THE ABOVE SECURITIES ARE REGISTERED ON THE NEW YORK STOCK EXCHANGE.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: Common Stock aggregate market value as of December 31, 1994: $4,427,813,600

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Class: Common Stock, par value $.01 per share, on December 31, 1994, Shares Outstanding: 126,508,960

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

     Burlington Resources Inc. definitive proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.

================================================================================

                           BURLINGTON RESOURCES INC.

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I
  Items One and Two

     Business and Properties.........................................................      1

     Employees.......................................................................      9

  Item Three

     Legal Proceedings...............................................................      9

  Item Four

     Submission of Matters to a Vote of Security Holders.............................      9

     Executive Officers of the Registrant............................................     10

PART II

  Item Five

     Market for Registrant's Common Equity and Related Stockholder Matters...........     11

  Item Six

     Selected Financial Data.........................................................     11

  Item Seven

     Management's Discussion and Analysis of Financial Condition and Results of
       Operations....................................................................     12

  Item Eight

     Financial Statements and Supplementary Financial Information....................     16

  Item Nine

     Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure....................................................................     35

PART III

  Items Ten and Eleven

     Directors and Executive Officers of the Registrant and Executive Compensation...     35

  Item Twelve

     Security Ownership of Certain Beneficial Owners and Management..................     35

  Item Thirteen

     Certain Relationships and Related Transactions..................................     35

PART IV

  Item Fourteen

     Exhibits, Financial Statement Schedules and Reports on Form 8-K.................     36

                                     PART I

                               ITEMS ONE AND TWO

BUSINESS AND PROPERTIES

     Burlington Resources Inc. ("BR") is a holding company engaged, through its principal subsidiary, Meridian Oil Inc. and its affiliated companies (together the "Company"), in the exploration, development and production of oil and gas, and related marketing activities, which include aggregation and resale of third party oil and gas. The Company is the largest independent (nonintegrated) oil and gas company in the United States in terms of total domestic proved equivalent reserves which were estimated at 6.6 TCFE at December 31, 1994.

     From its inception in 1988 through 1993, BR restructured its assets to become solely an oil and gas exploration and production company. The restructuring included the sale of non-strategic assets (real estate, minerals and forest products) resulting in cumulative gross proceeds of $1.4 billion and the 1992 spin-off of El Paso Natural Gas Company ("EPNG"). The net proceeds from non-strategic asset sales were reinvested in domestic oil and gas reserves and in the repurchase of the Company's common stock.

For definitions of certain oil and gas terms used herein, see "Certain Definitions" on page 9.

GENERAL INFORMATION

     The Company's objective is to build long-term shareholder value by continuing to grow and enhance its asset base. To achieve this objective, the Company's strategy is to increase production, reserves, earnings and cash flow through acquisitions, development and exploration of high potential properties and application of advanced technologies.

     The Company is engaged in oil and gas operations located principally in the San Juan Basin, the Gulf Coast Basin, the Permian Basin, the Anadarko Basin, the Black Warrior Basin and the Williston Basin. Virtually all of the Company's oil and gas production is from properties located in the United States. Following is a description of the Company's major areas of activity.

     SAN JUAN BASIN. The San Juan Basin is the Company's most prolific operating area in terms of reserves and production. The San Juan Basin, located in northwest New Mexico and southwest Colorado, encompasses nearly 7,500 square miles, or approximately 4.8 million acres, with the major portion located in the New Mexico counties of Rio Arriba and San Juan. The Company is the largest private holder of productive mineral acreage in this area with over 1 million net acres under its control. The Company has an interest in over 11,000 wells and currently operates approximately 7,200 of these wells. Approximately 61 percent of the Company's reserves are located in this basin. The Company's daily net production at year end 1994 in this basin exceeded 650 MMCF of gas per day, representing approximately 60 percent of the Company's total daily gas production at year end 1994.

     The four significant gas producing horizons in the San Juan Basin, which range in depth from approximately 1,000 feet to 8,500 feet, are the Fruitland Coal, the Pictured Cliffs, the Mesaverde and the Dakota. The Pictured Cliffs, Mesaverde and Dakota are sandstone formations while the Fruitland Coal produces gas which is adsorbed to the surface of coal seams. The Company has been an industry leader in the development of the Fruitland Coal formation. The Company's net coal seam production from approximately 1,200 wells exceeded 350 MMCF of gas per day at year end 1994.

     In order to manage production more effectively, improve recovery of reserves and remove impurities, the Company owns and operates the Val Verde plant and gathering system which includes approximately 400 miles of gathering lines and eight compressor stations to gather and treat coal seam gas in the San Juan Basin. The Company also owns and operates a fractionation plant located in McKinley County, New Mexico.

     GULF COAST BASIN. The Gulf Coast Basin includes onshore and offshore oil and gas deposits along virtually all of the states bordering the Gulf of Mexico. The area encompasses about 250,000 square miles and is one of the most heavily explored oil and gas basins in the world. The complex geologic conditions and multiple prospective oil and gas formations, encountered as deep as 25,000 feet, make this an attractive area for the application of advanced technologies such as 3D seismic, computerized modeling and horizontal drilling.

  Offshore

     In 1994, the Company established an operating position in the shallow offshore waters of the Gulf of Mexico through its acquisition of Diamond Shamrock Offshore Partners Limited Partnership. The Company has an interest in 99 leases in offshore Federal and State waters and operates 40 of these leases. As of year end 1994, total net production attributable to offshore properties was over 110 MMCF of gas per day and 5 MBbls of oil per day.

  Onshore

     The Company's onshore activities in the Gulf Coast Basin are primarily concentrated in the Luling and Darst Creek Fields and the West Ranch area located in south Texas. The Company has been actively applying horizontal drilling technology in the Edwards formation of the Luling and Darst Creek Fields to enhance production from this mature area. During 1994, 11 horizontal wells were drilled in these fields at a net cost of approximately $3 million. As of year end 1994, net production from the Luling and Darst Creek Fields was approximately 4 MBbls of oil per day, with 43 percent of this production attributable to horizontal wells drilled since these properties were acquired in 1989.

     PERMIAN BASIN. The Company is an active operator in the Permian Basin, which includes essentially all of west Texas and southeast New Mexico and encompasses approximately 68,000 square miles. The Company's reserve base in the Permian Basin has more than doubled since 1988 from internal development projects and through the acquisition of producing properties. The Company has an interest in over 12,000 Permian Basin wells and operates over 3,000 of these wells resulting in net production at year end 1994 of approximately 17 MBbls of oil per day and 140 MMCF of gas per day.

     The most productive structural feature in the Permian Basin is the Central Basin Platform in which the Company controls over 158,000 net acres of mineral interests. This area is about 170 miles long and 50 miles wide trending northwest from west Texas to southeast New Mexico. Over 20 different formations, ranging in depth from 2,000 feet to over 12,000 feet, produce oil and gas on the Central Basin Platform. The Waddell Ranch, located 40 miles west of Midland, Texas, is the largest consolidated block of acreage in this basin in which the Company has an interest. The Company operates over 1,600 wells in the Waddell Ranch resulting in net production of approximately 4 MBbls of oil per day and 21 MMCF of gas per day at year end 1994.

     The Val Verde Basin is a 7,000 square mile sub-basin of the Permian Basin located about 125 miles southeast of Midland, Texas. The Company has utilized advanced reservoir stimulation technology which primarily consists of modern hydraulic fracturing techniques in the Canyon Sand trend of this basin. During 1994, the Company participated in the drilling of 50 wells at a net cost of approximately $17 million. As of year end 1994, the Company operated over 480 wells in the Canyon Sand trend with net production of approximately 50 MMCF of gas per day.

     Another producing area in the Permian Basin is the Delaware Sand trend located in southeast New Mexico covering approximately 2,300 square miles. The Company controls approximately 74,000 net acres within this trend. Wells in this trend typically produce from multiple horizons and the area is prospective for both oil and gas. Productive zones range in depth from 3,000 feet to 22,000 feet. The Company's 1994 activity focused on the development of oil from the Delaware Sand trend at a depth of approximately 8,500 feet. During 1994, the Company participated in the drilling of 30 Delaware Sand wells at a net cost of approximately $18 million.

     The application of three dimensional ("3D") seismic technology has become an effective exploitation tool in the Permian Basin due to the complex geologic nature of this area. In 1994, over 170 square miles were surveyed for a total investment of approximately $5 million. The analysis of this data has resulted in the drilling of 10 wells including 2 horizontal wells. Additional 3D seismic data is continually being acquired in order to exploit new and existing oil and gas opportunities.

     ANADARKO BASIN. The Anadarko Basin, located in the western portion of Oklahoma, the Texas panhandle and southwestern Kansas, encompasses over 30,000 square miles and contains some of the deepest producing formations in the world. The basin produces oil and gas from multiple zones ranging in depth from less than 1,000 feet to over 26,000 feet. The Company controls over 520,000 net acres with the majority located in western Oklahoma. As of year end 1994, the Company operated 828 wells in this basin and total net production was over 130 MMCF of gas per day. The Company has been concentrating its Anadarko Basin activity in the Elk City and Strong City Fields where the application of 3D seismic technology, computerized modeling and advanced reservoir stimulation are enhancing the value of these assets. The primary producing horizons in these fields are the Morrow, Springer and Cherokee Red Fork formations. During 1994, the Company participated in the drilling of 40 wells to these formations at a net cost of approximately $23 million.

     BLACK WARRIOR BASIN. The Black Warrior Basin covers approximately 35,000 square miles extending across northwest Alabama and northeast Mississippi. The basin produces from both conventional and coal seam gas formations. In 1994, the Company divested nearly all of its wells and gathering systems associated with conventional producing formations in this basin. The Company's current operations are primarily concentrated on developing coal seam gas reserves. The Company controls over 138,000 net acres in the coal seam gas play near Tuscaloosa, Alabama and currently has approximately 20,000 net acres developed with 128 wells producing over 14 MMCF of gas per day at year end 1994. During 1994, the Company participated in the drilling of 52 coal seam wells in the Black Warrior Basin at a net cost of approximately $20 million.

     WILLISTON BASIN. The Williston Basin encompasses approximately 225,000 square miles in western North Dakota, northwest South Dakota, northeast Montana and Saskatchewan Province, Canada. The Williston Basin has 18 producing horizons ranging in depth from 4,500 feet to over 15,000 feet. The Company controls over 3 million net acres, primarily in the U.S. portion of the basin, through both mineral and leasehold interests.

     The Company continues its development activity in the Williston Basin of North Dakota and the adjacent Cedar Creek anticline of Montana through the use of horizontal drilling technology. During 1994, the Company participated in the completion of 34 horizontal wells in the two trends at a net cost of approximately $27 million.

SECTION 29 TAX CREDITS

     A number of formations located within the Company's producing areas have wells that may qualify for tax credits under Section 29 of the Internal Revenue Code of 1954, as amended ("IRC"). IRC Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams, or tight sands formations. The Company estimates that the tax credit rate will range from $.52 to $1.01 per million British Thermal Unit depending on fuel source. The Company earned approximately $84 million of tax credits in 1994.

CAPITAL EXPENDITURES AND MAJOR PROJECTS

     The Company's capital expenditures were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Oil and Gas Activities...........................    $810,466     $501,191     $253,658
    Plants and Pipelines.............................      36,026       33,327       49,423
    Administrative...................................      35,153       18,866       12,366
                                                         --------     --------     --------
              Total..................................    $881,645     $553,384     $315,447
                                                         ========     ========     ========

     Capital expenditures for oil and gas activities in 1994 of $810 million include 59 percent for proved property acquisitions, 34 percent for developmental drilling and 7 percent for exploration. Included in capital expenditures for oil and gas activities are exploration costs expensed under the successful efforts method of accounting and capitalized interest.

  Drilling Activity

     Drilling activity in 1994 was principally in the San Juan, Gulf Coast, Permian, Anadarko, Black Warrior and Williston basins.

     The following table sets forth the Company's net productive and dry wells.

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                              1994         1993         1992
                                             ------       ------       ------
Productive wells:
  Exploratory..............................    15.9          7.2          5.6
  Development..............................   342.2        243.7        107.3
                                              -----        -----        -----
                                              358.1        250.9        112.9
                                              -----        -----        -----
Dry wells:
  Exploratory..............................     3.7          9.0          9.9
  Development..............................    13.3         11.6          8.1
                                              -----        -----        -----
                                               17.0         20.6         18.0
                                              -----        -----        -----
          Total net wells..................   375.1        271.5        130.9
                                              =====        =====        =====

     As of December 31, 1994, 18 gross wells, representing approximately 10.3 net wells, were being drilled.

  Acquisitions

     As a component of its overall growth strategy, the Company continued making acquisitions of producing properties during 1994. A total of 497 BCFE of oil and gas reserves was acquired by the Company at a cost of approximately $479 million. Approximately 50 percent of the reserves acquired during the year were in the Gulf Coast basin. Production associated with the properties acquired was approximately 125 MMCF of gas per day and 6 MBbls of oil per day at year end 1994.

     The Company focuses its acquisition activity in areas where it has production in order to maximize the efficiencies gained in combining operations or in new areas where the Company can transfer its technological expertise or take advantage of premium markets. In addition, the Company uses a selective acquisition process that emphasizes the purchase of both proved reserves as well as properties having upside potential that can be developed by the utilization of both conventional and advanced technologies.

  Asset Rationalization

     In an effort to maintain its high quality asset base, the Company continues to divest marginal and non-strategic oil and gas properties. During 1994, the Company divested over 1,350 working interest wells comprising approximately 4 percent of the Company's working interest well inventory. In addition, the Company conveyed its working interests in certain coal seam gas wells in November 1994. The net proceeds after tax from all 1994 property divestitures were approximately $89 million.

PRODUCTIVE WELLS, DEVELOPED AND UNDEVELOPED ACREAGE

     Working interests in productive wells, developed acreage and undeveloped leasehold acreage at December 31, 1994 were as follows:

           PRODUCTIVE WELLS
- --------------------------------------
       OIL                  GAS               DEVELOPED ACRES            UNDEVELOPED ACRES
- -----------------    -----------------    ------------------------    ------------------------
 GROSS      NET       GROSS      NET        GROSS          NET          GROSS          NET
- -------    ------    -------    ------    ----------    ----------    ----------    ----------
15,795     4,823     15,732     9,498     6,015,000     3,151,000     2,838,000     1,760,000

     Included in the productive wells data are 1,221 multiple completions. Excluded from the acreage data are approximately 7 million undeveloped acres of Company-owned oil and gas mineral rights, of which approximately 3 to 4 million acres are considered to have potential for oil and gas exploration.

OIL AND GAS PRODUCTION, PRICES AND PRODUCTION COSTS

     The Company's average daily production represents its net ownership after deduction of all royalty interests held by others but includes royalty interests and net profits interests owned by the Company. The Company's average natural gas price includes amounts from the sale of NGLs, less the actual costs incurred to gather, treat, process and transport the hydrocarbons to market. Production and prices were as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                            1994         1993         1992
                                                           ------       ------       ------
    Production:
      Gas (MMCF per day).................................   1,052          920          818
      Oil (MBbls per day)................................    45.6         41.9         40.6
    Average sales prices:
      Gas per MCF........................................  $ 1.65       $ 1.87       $ 1.64
      Oil per barrel.....................................   15.66        16.71        18.83
    Average production costs per MCFE....................     .54          .56          .55
    Depreciation, depletion and amortization rates per
      MCFE...............................................     .62          .58          .58

     In 1994, 1993 and 1992, approximately 66 percent, 69 percent and 70 percent, respectively, of the Company's gas production was transported to direct sale customers through EPNG's pipeline facilities. These transportation arrangements are pursuant to EPNG's approved Federal Energy Regulatory Commission ("FERC") tariffs applicable to all shippers. The Company expects to transport a substantial portion of its future gas production through EPNG's pipeline system.

RESERVES

     The following table sets forth estimates by the Company's petroleum engineers of proved oil and gas reserves at December 31, 1994. These reserves have been reduced for royalty interests owned by others.

                                               GAS        OIL        TOTAL
                                              (BCF)     (MMBBLS)     (BCFE)
                                              ------    --------     ------
Proved Developed Reserves...................   4,584      161.9       5,556
Proved Undeveloped Reserves.................     917       22.2       1,050
                                               -----      -----       -----
          Total Proved Reserves.............   5,501      184.1       6,606
                                               =====      =====       =====

     For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, see "Financial Statements and Supplementary Financial Information--Supplemental Oil and Gas Disclosures."

INTRASTATE PIPELINES AND NGLS

     The Company owns and operates two intrastate natural gas pipeline systems in west Texas totaling 426 miles and gathering systems in several states. Gas is sold from the Company's intrastate systems to industrial customers, electric and gas utilities, and other intrastate pipeline companies.

                                                YEAR ENDED DECEMBER 31,
                                              ---------------------------
                                              1994       1993        1992
                                              ----       -----       ----
                                                         (BCF)
Annual intrastate natural gas throughput:
     Company-owned production................  16          19         25
     Third party production..................  49          41         45
Third party gas transportation and
  gathering.................................. 132         139        104
                                              ---         ---        ---
          Total.............................. 197         199        174
                                              ===        ====        ===

     In January 1995, the Company entered into a definitive agreement, subject to certain conditions, to sell its intrastate natural gas pipeline systems in west Texas and its underground gas storage facility for approximately $80 million. The Company expects this transaction to be completed in the first quarter of 1995.

     The Company is engaged in the fractionation, transportation and marketing of NGLs which are sold to a variety of distributors, refiners and petrochemical users. NGL sales were 12.7 MMBbls, 14.9 MMBbls and 14.5 MMBbls, for the years ended December 31, 1994, 1993 and 1992, respectively.

MARKETING

     Marketing Strategy. In pursuit of its strategy to build long-term shareholder value in a volatile product pricing environment for domestic hydrocarbons, the Company will continue to develop premium markets for its production. In addition, the Company adds value through such activities as processing, gathering, trucking, trading, storing and transporting hydrocarbons for both itself and third parties. Financial instruments may be used from time to time in order to hedge the price of a portion of the Company's production.

     Wellhead Marketing. The Company's oil and gas production is sold on the spot market and under short-term contracts at market responsive prices. Substantially all of the Company's oil and gas production is sold to Meridian Oil Trading Inc. ("MOTI"), a wholly-owned marketing subsidiary of the Company.

     Other Marketing. MOTI engages in various activities including the marketing of the Company's production as well as the purchase and resale of third party oil, gas and NGLs. MOTI contracts to provide oil and gas to various customers and aggregates supplies from various sources including third-party producers, marketing companies, pipelines, financial institutions and from the Company's underlying production. MOTI utilizes other hedging and trading strategies including sales in the futures market, options trading, time trades, fixed price oil and gas swaps, and the outright purchase and sale of oil and gas to third parties.

OTHER MATTERS

     Competition. The Company actively competes for reserve acquisitions, exploration leases and sales of oil and gas, frequently against companies with substantially larger financial and other resources. In its marketing activities, the Company competes with numerous companies for gas purchasing and processing contracts and for gas, oil and NGLs at several steps in the distribution chain. Competitive factors in the Company's business include price, contract terms, quality of service, pipeline access, transportation discounts and distribution efficiencies.

     Regulation of Oil and Gas Production, Sales and Transportation. Numerous departments and agencies, both federal and state, have issued rules and regulations governing the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial noncompliance penalties. State statutes and regulations require drilling permits, drilling bonds and operating reports. Most states in which the Company operates also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and the establishment of maximum rates of production from oil and gas wells. Many states also limit production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company's properties.

     The Company operates various intrastate natural gas pipelines, gathering systems and NGL pipelines. The United States Department of Transportation and comparable state agencies regulate, under various enabling statutes, the safety aspects of the transportation and storage activities of these pipeline facilities by prescribing safety and operating standards.

     The transportation of gas in interstate commerce is regulated by the FERC pursuant to the Natural Gas Act of 1938. All of the Company's sales of gas are "deregulated".

     The FERC has adopted wide-ranging pipeline regulations promulgated under a rulemaking, the Order No. 636 series. These regulations are intended by the FERC to fundamentally restructure the interstate pipeline industry, and, as a result, they will have a significant impact on the transportation, marketing and, consequently, pricing of gas. These regulations have been implemented on individual pipelines but are still subject to many court challenges.

     These new regulations implement, on an industry-wide basis, a "straight fixed-variable" rate design, thus increasing all pipelines' demand charges for firm transportation service. The straight fixed-variable rate design methodology allows all of a pipeline's fixed costs, including an equity return and related income taxes, to be eligible for demand or reservation charge collection. The regulations permit firm shippers the opportunity to mitigate demand charge impacts by relinquishing to others, on either a permanent or temporary basis, their firm transportation entitlements at times when these firm shippers do not need some or all of their capacity for their own use. In addition, these regulations also permit the interstate pipeline companies, or their marketing affiliates, to sell gas in interstate commerce substantially free from regulation, thereby increasing the competition for gas purchasers. These regulations also allow interstate pipeline companies to collect from their customers certain significant transition costs via (i) direct billings or (ii) demand and/or usage surcharges on their transportation rates.

     The Company currently holds firm and interruptible transportation capacity rights on EPNG's pipeline system, as well as the systems of other interstate and intrastate pipelines including EPNG's wholly-owned subsidiary Mojave Pipeline Company. The contracts providing firm transportation services to the Company require the payment of substantial transportation demand charges. These demand charges are paid monthly by the Company regardless of the level of utilization thereunder. The Company does not expect a materially adverse effect from the Order 636 series of regulations on the consolidated financial position or results of operations of the Company.

     The FERC recently issued new orders which generally deregulate the field area service activities of interstate pipeline companies. The new orders have been appealed and are subject to many court challenges. While the eventual effect of this deregulation on the Company's production cannot be predicted at this time, the Company does not expect the deregulation to have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

     Filings of Reserve Estimates With Other Agencies. During 1994, the Company filed estimates of oil and gas reserves for the year 1993 with the Department of Energy. These estimates were not materially different from the reserve data presented herein.

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

EMPLOYEES

     The Company had 1,846 and 1,729 employees at December 31, 1994 and 1993, respectively.

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

                                   ITEM FOUR

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1994 no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT AND PRINCIPAL SUBSIDIARY

THOMAS H. O'LEARY, 60
     Chairman of the Board, President and Chief
       Executive Officer Burlington Resources Inc.
     February 1993 to Present

     Chairman of the Board and Chief Executive Officer, July 1992 to February 1993; Chairman of the Board, President and Chief Executive Officer, October 1990 to July 1992; President and Chief Executive Officer, January 1989 to October 1990.

BOBBY S. SHACKOULS, 44
     President and Chief Executive Officer
     Meridian Oil Inc.
     October 1994 to Present

     Executive Vice President and Chief Operating Officer, Meridian Oil Inc., June 1993 to October 1994; President and Chief Operating Officer, Torch Energy Advisors, Inc., July 1991 to May 1993; Executive Vice President, Torch Energy Advisors, Inc., September 1988 to July 1991.

JOHN E. HAGALE, 38
     Senior Vice President and Chief Financial
       Officer
     Burlington Resources Inc.
     April 1994 to Present
     Executive Vice President and Chief Financial
       Officer
     Meridian Oil Inc.
     March 1993 to Present

     Vice President, Finance, Burlington Resources Inc., March 1992 to February 1993; Vice President, Taxes, Burlington Resources Inc., December 1990 to March 1992; Assistant Vice President, Taxes, Burlington Resources Inc., January 1989 to November 1990.

GERALD J. SCHISSLER, 50
     Senior Vice President, Law
     Burlington Resources Inc.
     December, 1993 to Present

     Executive Vice President, Law and Corporate
       Affairs
     Meridian Oil Inc.
     July 1993 to Present

     Consultant, June 1991 to July 1993; Senior Vice President, Law, Meridian Minerals Company, a subsidiary of Burlington Resources Inc., November 1987 to June 1991.

HAROLD E. HAUNSCHILD, 44
     Vice President, Human Resources
     Burlington Resources Inc.
     July 1992 to Present

     Executive Vice President, Human Resources
       and Administration Meridian Oil Inc.
     May 1993 to Present

     Assistant Vice President, Compensation and Benefits, Burlington Resources Inc., May 1988 to July 1992.

C. RAY OWEN, 49
     Executive Vice President and Chief
       Operating Officer Meridian Oil Inc.
     October 1994 to Present

     Senior Vice President, Operations, Meridian Oil, Inc., March 1993 to October 1994; Vice President, Regional Operations, Meridian Oil Inc., December 1990 to March 1993; Manager, Regional Operations, Meridian Oil Inc., July 1985 to December 1990.

L. EDWARD PARKER, 48
     Executive Vice President, Marketing
     Meridian Oil Inc.
     February 1993 to Present

     Senior Vice President, Marketing, Meridian Oil Inc., December 1990 to February 1993; Vice President, Marketing, Meridian Oil Inc., August 1988 to November 1990.

                                    PART II

                                   ITEM FIVE

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol "BR." At December 31, 1994, the number of common stockholders was 24,745.

     Information on common stock prices and quarterly dividends is shown on page 34.

                                    ITEM SIX

SELECTED FINANCIAL DATA

     The selected financial data for the Company set forth below for the five years ended December 31, 1994 should be read in conjunction with the Consolidated Financial Statements.

                                                 1994       1993       1992       1991       1990
                                                ------     ------     ------     ------     ------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
CONTINUING OPERATIONS FOR THE YEAR ENDED:
  Revenues(a).................................  $1,055     $1,043     $  943     $  813     $  829
  Operating Income............................     175        256        240        177        216
  Income from Continuing Operations...........     154        255        190        100        124
  Earnings per Common Share(b)................    1.20       1.95       1.44        .75        .87
  Cash Dividends Declared per Common
     Share(c).................................     .55        .55        .60        .70        .70
AT YEAR END:
  Total Assets(d).............................  $4,809     $4,448     $4,470     $5,480     $5,250
  Long-term Debt..............................   1,309        819      1,003      1,298        529
  Stockholders' Equity(d).....................   2,568      2,608      2,406      2,907      3,024
  Common Shares Outstanding...................   126.5      129.7      128.9      131.4      137.9

- ---------------

(a) Revenues in 1994 include net amounts from the sale and marketing of NGLs. Prior year amounts have been reclassified to conform to current year presentation.

(b) Excluding non-recurring items totaling $.47, $.24, and $.08 per share, Earnings per Common Share from Continuing Operations would have been $1.48, $1.20 and $.67 in 1993, 1992, and 1991, respectively.

(c) On January 13, 1993, the Company increased its quarterly dividend rate to $.1375 per share. In July 1992, the quarterly dividend rate was reduced to $.125 per share to reflect the June 30, 1992 spin-off of EPNG to the Company's stockholders.

(d) On June 30, 1992, the Company distributed its EPNG common stock to the Company's stockholders of record as of June 15, 1992. The distribution was accounted for as a $575 million non-cash dividend.

                                   ITEM SEVEN

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

     The Company's total long-term debt to capital (long-term debt and stockholders' equity) ratio at December 31, 1994 and 1993 was 34 and 24 percent, respectively. In May 1994, the Company issued $300 million of 7.15% Notes due May 1, 1999. The net proceeds were used for general corporate purposes, including acquisition of oil and gas properties, repayment of commercial paper and other capital expenditures. The Company had outstanding commercial paper borrowings at December 31, 1994 of $260 million at an average interest rate of
6.28 percent.

     In July 1994, the Company established new revolving credit facilities to replace the previous $900 million facility that was due to expire in June 1996. The new credit facilities are comprised of a $600 million revolving credit agreement that expires in July 1999 and a $300 million revolving credit agreement that expires July 1995, but is renewable annually by mutual consent. As of December 31, 1994, there were no borrowings outstanding under the credit facilities, although borrowing capacity is reduced by outstanding commercial paper. The Company had the capacity to borrow approximately $640 million under the credit facilities at December 31, 1994. In addition, the Company has $500 million of capacity under shelf registration statements filed with the Securities and Exchange Commission.

     During 1994, the Company repurchased 3.1 million shares of its common stock for $122 million. Since December 1988, the Company has repurchased 27.2 million shares under three 10 million share repurchase authorizations.

     Net cash provided by continuing operating activities for 1994 was $498 million compared to $455 million and $433 million in 1993 and 1992, respectively. The increase in 1994 compared to 1993 is primarily due to working capital changes partially offset by decreased operating income. The increase in 1993 compared to 1992 is primarily due to higher operating income and increased current utilization of non-conventional fuel tax credits.

     In an effort to maintain its high quality asset base, the Company continues to divest marginal and non-strategic oil and gas properties. During 1994, the Company divested 1,350 working interest wells comprising approximately 4 percent of the Company's working interest well inventory. In addition, the Company conveyed its working interests in certain coal seam gas wells in November 1994. The net proceeds after tax, from all 1994 property divestitures were approximately $89 million. The Company expects to continue divesting marginal and non-strategic properties in 1995.

     In January 1995, the Company entered into a definitive agreement, subject to certain conditions, to sell its intrastate natural gas pipeline systems in west Texas and its underground gas storage facility for approximately $80 million. The assets being sold contributed less than 5 percent of the Company's consolidated operating income in each of the years ended December 31, 1994, 1993 and 1992. The Company expects this transaction to be completed in the first quarter of 1995.

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

CAPITAL EXPENDITURES AND RESOURCES

     Capital expenditures during 1994 totaled $882 million compared to $553 million and $315 million in 1993 and 1992, respectively. The Company spent $479 million for producing property acquisitions and $331 million on internal development and exploration during 1994 compared to $270 million and $231 million, respectively, in 1993.

     Capital expenditures for 1995, projected to be approximately $580 million, are expected to be primarily for development and exploration of oil and gas properties, reserve acquisitions, and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flow supplemented, as needed, by external financing.

     The Company anticipates continued increases in gas production. The increased availability of gas will be a result of the continuing development of the Company's gas reserves, exploration of undeveloped acreage and the Company's producing property acquisition program. The Company expects to market its additional gas production in the Gulf Coast, the Midwest and the East Coast and by increasing its traditional California market share.

MARKETING

     Marketing Strategy. In pursuit of its strategy to build long-term shareholder value in a volatile product pricing environment for domestic hydrocarbons, the Company will continue to develop premium markets for its production. In addition, the Company adds value through such activities as processing, gathering, trucking, trading, storing and transporting hydrocarbons for both itself and third parties. Financial instruments may be used from time to time in order to hedge the price of a portion of the Company's production.

     Wellhead Marketing. The Company's oil and gas production is sold on the spot market and under short-term contracts at market responsive prices. Substantially all of the Company's oil and gas production is sold to MOTI, a wholly-owned marketing subsidiary of the Company.

     Other Marketing. MOTI engages in various activities including the marketing of the Company's production as well as the purchase and resale of third party oil, gas and NGLs. MOTI contracts to provide oil and gas to various customers and aggregates supplies from various sources including third-party producers, marketing companies, pipelines, financial institutions and from the Company's underlying production. MOTI utilizes other hedging and trading strategies including sales in the futures market, options trading, time trades, fixed price oil and gas swaps, and the outright purchase and sale of oil and gas to third parties.

DIVIDENDS

     On January 11, 1995, the Board of Directors declared a common stock quarterly dividend of $.1375 per share, payable April 3, 1995. Dividend levels are determined by the Board of Directors based on profitability, capital expenditures, financing and other factors. The Company declared cash dividends on common stock totaling approximately $71 million during 1994.

RESULTS OF OPERATIONS

     Year Ended December 31, 1994 Compared With Year Ended December 31, 1993

     Income from Continuing Operations in 1994 was $154 million or $1.20 per share compared to $255 million or $1.95 per share in 1993. The 1993 results include a total of $.47 per share from gains on the sale of the Burlington Resources Coal Seam Gas Royalty Trust (the "Trust") units and the exchange of Company debt for Anadarko Petroleum Corporation ("Anadarko") common stock, and a charge to reflect the increase in the corporate income tax rate.

     Revenues were $1,055 million in 1994 compared to $1,043 million in 1993. Gas sales volumes improved 14 percent to 1,052 MMCF per day and oil sales volumes improved 9 percent to 45.6 MBbls per day which increased revenues $90 million and $23 million, respectively. Gas and oil sales volumes increased primarily due to continued development and exploration of the Company's oil and gas properties and producing property acquisitions. The revenue increases were offset by a 12 percent decline in 1994 average gas sales prices to $1.65 per MCF and a 6 percent decline in 1994 average oil sales prices to $15.66 per barrel which decreased revenues $84 million and $17 million, respectively.

     Costs and Expenses were $880 million in 1994 compared to $787 million in 1993. The increase was primarily due to a 13 percent improvement in 1994 production levels which increased production related expenses $84 million and a $5 million increase in exploration costs.

     Interest Expense was $90 million in 1994 compared to $73 million in 1993. The increase was primarily due to additional long-term debt issued in May 1994 and higher outstanding commercial paper borrowings during 1994.

     Other Income -- Net was $6 million in 1994 compared to $124 million in 1993. The 1993 amount includes a $108 million gain on the sale of the Trust units and a $19 million gain from the exchange of Company debt for Anadarko common stock.

     Income Taxes -- The effective income tax rate was a benefit of 71 percent in 1994 compared to an expense of 17 percent in 1993. Without the additional tax expense associated with the non-recurring 1993 gains from the sale of the Trust units and the exchange of Company debt for Anadarko common stock and the non-recurring portion of the 1993 tax rate increase, the 1993 effective tax rate was a benefit of 7 percent. The higher 1994 beneficial tax rate is primarily due to lower 1994 pretax income relative to the non-conventional fuel tax credits earned.

     Year Ended December 31, 1993 Compared With Year Ended December 31, 1992

     Income from Continuing Operations in 1993 was $255 million or $1.95 per share compared to $190 million or $1.44 per share in 1992. The 1993 results include a total of $.47 per share from gains on the sale of the Trust units and the exchange of Company debt for Anadarko common stock, and a charge to reflect the increase in the corporate income tax rate. The 1992 results include a $.24 per share gain on the sale of the Company's interests in Plum Creek Timber Company, L.P.

     Revenues were $1,043 million in 1993 compared to $943 million in 1992. Average gas sales prices increased 14 percent in 1993 to $1.87 per MCF which increased revenues $76 million. Gas sales volumes improved 12 percent to 920 MMCF per day which increased revenues $60 million. Oil sales volumes improved 3 percent to 41.9 MBbls per day which increased revenues $8 million. Gas and oil sales volumes increased primarily due to continued development and exploration of the Company's oil and gas properties, the impact of producing property acquisitions, and operational efficiencies resulting from reduced gas gathering system pressures in the San Juan Basin. These revenue increases were partially offset by lower oil sales prices which declined 11 percent in 1993 to $16.71 per barrel and decreased revenues $33 million. In addition, there were no gas contract recoveries in 1993. The revenues for 1992 include $7 million of non-recurring gas contract recoveries.

     Costs and Expenses were $787 million in 1993 compared to $702 million in 1992. The increase was primarily due to a 10 percent improvement in 1993 production levels which increased production related expenses $64 million, a $13 million increase in administrative expenses and a $9 million increase in exploration costs.

     Interest Expense was $73 million in 1993 compared to $79 million in 1992. The decrease was primarily due to the April 1993 conversion of approximately $80 million in Company debt for Anadarko common stock and lower commercial paper borrowings.

     Other Income -- Net was $124 million in 1993 compared to $57 million in 1992. The 1993 amount includes a $108 million gain on the sale of the Trust units and a $19 million gain from the exchange of Company debt for Anadarko common stock. The 1992 amount includes a $50 million gain on the sale of the Company's interests in Plum Creek Timber Company, L.P.

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

                                   ITEM EIGHT

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                           BURLINGTON RESOURCES INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                        1994             1993             1992
                                                     ----------       ----------       ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...........................................  $1,054,847       $1,043,232       $  942,647
Costs and Expenses.................................     879,810          787,427          702,299
                                                     ----------       ----------       ----------
Operating Income...................................     175,037          255,805          240,348
Interest Expense...................................      90,291           72,799           79,196
Other Income -- Net................................       5,523          124,432           56,887
                                                     ----------       ----------       ----------
Income from Continuing Operations Before
  Income Taxes.....................................      90,269          307,438          218,039
Income Tax Expense (Benefit).......................     (63,977)          52,264           28,352
                                                     ----------       ----------       ----------
Income from Continuing Operations..................     154,246          255,174          189,687
Income from Discontinued Operations -- Net of
  Income Taxes.....................................          --            1,138           68,141
                                                     ----------       ----------       ----------
Net Income.........................................  $  154,246       $  256,312       $  257,828
                                                     ==========       ==========       ==========
Earnings per Common Share:
  Continuing Operations............................  $     1.20       $     1.95       $     1.44
  Discontinued Operations..........................          --              .01              .51
                                                     ----------       ----------       ----------
  Total............................................  $     1.20       $     1.96       $     1.95
                                                     ==========       ==========       ==========

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                           CONSOLIDATED BALANCE SHEET

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1994           1993
                                                                      ----------     ----------
                                                                           (IN THOUSANDS)
ASSETS

Current Assets:
  Cash and Short-term Investments...................................  $   19,898     $   19,784
  Accounts Receivable...............................................     193,825        218,361
  Inventories.......................................................      35,188         23,954
  Other Current Assets..............................................      17,191         14,572
                                                                      ----------     ----------
                                                                         266,102        276,671
                                                                      ----------     ----------
Oil and Gas Properties (Successful Efforts Method)..................   5,689,135      5,027,312
Other Properties....................................................     572,490        540,342
                                                                      ----------     ----------
                                                                       6,261,625      5,567,654
  Accumulated Depreciation, Depletion and Amortization..............   1,904,212      1,631,941
                                                                      ----------     ----------
     Properties -- Net..............................................   4,357,413      3,935,713
                                                                      ----------     ----------
Other Assets........................................................     185,095        235,336
                                                                      ----------     ----------
          Total Assets..............................................  $4,808,610     $4,447,720
                                                                       =========      =========

LIABILITIES

Current Liabilities:
  Accounts Payable..................................................  $  193,819     $  202,565
  Taxes Payable.....................................................      47,080         58,372
  Dividends Payable.................................................      17,434         17,916
  Other Current Liabilities.........................................       3,688         20,764
                                                                      ----------     ----------
                                                                         262,021        299,617
                                                                      ----------     ----------
Long-term Debt......................................................   1,309,137        819,071
                                                                      ----------     ----------
Deferred Income Taxes...............................................     480,648        566,758
                                                                      ----------     ----------
Other Liabilities and Deferred Credits..............................     188,763        154,216
                                                                      ----------     ----------
Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY

Common Stock, Par Value $.01 Per Share (Authorized 325,000,000
  Shares; Issued 150,000,000 Shares)................................       1,500          1,500
Paid-in Capital.....................................................   2,936,374      2,936,934
Retained Earnings...................................................     551,385        467,667
                                                                      ----------     ----------
                                                                       3,489,259      3,406,101
Cost of Treasury Stock (1994, 23,491,040 Shares; 1993,
  20,316,521 Shares)................................................     921,218        798,043
                                                                      ----------     ----------
Common Stockholders' Equity.........................................   2,568,041      2,608,058
                                                                      ----------     ----------
          Total Liabilities and Common Stockholders' Equity.........  $4,808,610     $4,447,720
                                                                       =========      =========

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                         1994           1993           1992
                                                      ----------     ----------     ----------
                                                                   (IN THOUSANDS)
Cash Flows From Continuing Operating Activities:
  Income from Continuing Operations.................. $ 154,246      $ 255,174      $ 189,687
  Adjustments to Reconcile Income to Net Cash
     Provided
       By Continuing Operating Activities:
     Depreciation, Depletion and Amortization........   337,421        285,258        256,003
     Deferred Income Taxes...........................   (86,118)         2,438         19,041
     Exploration Costs...............................    32,983         28,173         19,501
     Working Capital Changes:
       Accounts Receivable...........................    24,536         17,294          4,788
       Inventories...................................   (11,234)        (4,940)        12,800
       Other Current Assets..........................    (2,619)        69,165        (66,339)
       Accounts Payable..............................    (8,746)       (29,198)       (69,300)
       Taxes Payable.................................   (11,292)        (1,761)        46,197
       Other Current Liabilities.....................   (17,558)       (19,062)       (11,038)
     Gain on Sales and Other.........................    86,632       (147,130)        31,227
                                                      ---------      ---------      ---------
          Net Cash Provided By Continuing
            Operating Activities.....................   498,251        455,411        432,567
                                                      ---------      ---------      ---------
Cash Flows From Continuing Investing Activities:
  Additions to Properties............................  (881,645)      (553,384)      (315,447)
  Proceeds from Sales and Property Dispositions......   134,629        173,305         23,386
  Other..............................................   (66,289)        (4,462)       (62,224)
                                                      ---------      ---------      ---------
          Net Cash Used In Continuing
            Investing Activities.....................  (813,305)      (384,541)      (354,285)
                                                      ---------      ---------      ---------
Cash Flows From Continuing Financing Activities:
  Proceeds from Long-term Financing..................   488,596             --        150,000
  Reduction in Long-term Debt........................        --       (183,610)      (645,225)
  Dividends Paid.....................................   (71,010)       (69,711)       (85,489)
  Treasury Stock Transactions -- Net.................  (123,175)        30,999       (100,285)
  Financing Activities with EPNG -- Net..............        --             --        525,361
  Other..............................................     6,266         85,794        (20,032)
                                                      ---------      ---------      ---------
          Net Cash Provided By (Used In) Continuing
            Financing Activities.....................   300,677       (136,528)      (175,670)
                                                      ---------      ---------      ---------
Decrease in Cash and Short-term Investments
  from Continuing Operations.........................   (14,377)       (65,658)       (97,388)
Cash Provided By Discontinued Operations.............    14,491         53,713         93,618
Cash and Short-term Investments:
  Beginning of Year..................................    19,784         31,729         35,499
                                                      ---------      ---------      ---------
  End of Year........................................ $  19,898      $  19,784      $  31,729
                                                      =========      =========      =========

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                                                                       COST OF       COMMON
                                     COMMON    PAID-IN    RETAINED    TREASURY    STOCKHOLDERS'
                                     STOCK     CAPITAL    EARNINGS      STOCK        EQUITY
                                     ------   ---------   ---------   ---------   -------------
                                                           (IN THOUSANDS)
Balance, January 1, 1992............ $1,500   $2,955,723  $ 678,049   $(728,757)    $2,906,515
  Net Income........................                        257,828                    257,828
  Cash Dividends ($.60 per share)...                        (78,657)                   (78,657)
  Distribution of EPNG Stock........                       (574,610)                  (574,610)
  Stock Purchases (3,484,200
     shares)........................                                   (136,379)      (136,379)
  Stock Option Activity and Other...              (5,001)                36,094         31,093
                                     ------   ---------   ---------   ---------   -------------
Balance, December 31, 1992..........  1,500    2,950,722    282,610    (829,042)     2,405,790
  Net Income........................                        256,312                    256,312
  Cash Dividends ($.55 per share)...                        (71,255)                   (71,255)
  Stock Purchases (1,139,900
     shares)........................                                    (45,280)       (45,280)
  Stock Option Activity and Other...             (13,788)                76,279         62,491
                                     ------   ---------   ---------   ---------   -------------
Balance, December 31, 1993..........  1,500    2,936,934    467,667    (798,043)     2,608,058
  Net Income........................                        154,246                    154,246
  Cash Dividends ($.55 per share)...                        (70,528)                   (70,528)
  Stock Purchases (3,139,600
     shares)........................                                   (122,007)      (122,007)
  Stock Option Activity and Other...                (560)                (1,168)        (1,728)
                                     ------   ---------   ---------   ---------   -------------
Balance, December 31, 1994.......... $1,500   $2,936,374  $ 551,385   $(921,218)    $2,568,041
                                     ========= =========  =========   =========   ============

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

  Revenue Recognition

     Gas revenues are recorded on the entitlement method. Under the entitlement method, revenue is recorded based on the Company's net working interest.

  Price Management Activities

     The Company uses energy-related financial instruments and physical inventory for commodity price management purposes. All of these transactions are recorded utilizing a mark-to-market methodology. The resulting change in unrealized market gains and losses is recognized currently in the Consolidated Statement of Income. Management estimates the fair value of these transactions based on independent market valuations and valuation pricing models.

  Hedging and Related Activities

     In order to mitigate the risk of market price fluctuations, futures and options transactions may be entered into as hedges of commodity prices associated with the sales and purchases of gas and oil. Changes in the market value of futures and options transactions entered into as hedges are deferred until the gain or loss is recognized on the hedged transactions. The Company enters into gas swap agreements in order to convert fixed price gas sales contracts to market-sensitive contracts. Gains or losses resulting from these transactions are realized in the Company's Consolidated Statement of Income as the related physical production is delivered.

  Income Taxes

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

  Reclassification

     The Company's 1994 revenues include amounts from the sale of NGLs, less the actual costs incurred to gather, treat, process and transport the hydrocarbons to market. To conform to current presentation, the Company reclassified $206 million and $199 million of costs and expenses to revenues for the years ended 1993 and 1992, respectively. The reclassification had no effect on operating income.

  Earnings per Common Share

     Earnings per common share is based on the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding was 129 million, 131 million, and 132 million for the years 1994, 1993, and 1992, respectively.

2.  MARKETING ACTIVITIES

     The Company's marketing activities include the purchase and resale of oil, gas and NGLs in addition to the marketing of its own production. The costs and expenses of third party product marketing consist primarily of the cost of product purchased and transportation costs. These costs are netted against the related marketing revenues for financial reporting purposes. The Consolidated Statement of Income includes net revenues related to marketing of third party oil, gas, NGLs and downstream trading activities of Company-owned production of approximately $32 million, $15 million and $32 million for years ended 1994, 1993 and 1992, respectively. The volumes of third party oil, gas and NGLs marketed in those years are as follows:

                                                                  1994     1993     1992
                                                                  ----     ----     ----
        Oil (MBbls per day).....................................  467      405      274
        Gas (MMCF per day)......................................  549      526      448
        NGLs (MBbls per day)....................................    8       20       20

  Price Management Activities

     The Company enters into contracts in the physical delivery and financial markets for oil and gas for commodity price management purposes and to allow the Company to remain at market-sensitive prices on certain contracts. Physical and financial instruments used include gas and oil futures, forwards, swaps, and option contracts as described below. These contracts may be settled with physical delivery or cash payments. These trading activities are marked-to-market and the resulting gains and losses are recognized in the Consolidated Statement of Income. The mark-to-market as of December 31, 1994 was a net loss of approximately $250,000.

     Following is a summary of the financial and physical delivery instruments utilized that have been marked-to-market.


                                                                      VOLUMES     MARK-TO-MARKET
                             INSTRUMENT                               (MBBLS)      GAIN (LOSS)
- --------------------------------------------------------------------  -------     --------------
                                                                                  (IN THOUSANDS)
Variable Priced Forward Oil Purchase Contracts......................   34,928        $ 25,361
Variable Priced Forward Oil Sales Contracts.........................  (40,010)        (11,331)
Oil Put Options Sold................................................   18,190         (13,413)
Oil Call Options Sold...............................................   (3,470)           (867)
                                                                      -------        ---------
          Total Activity............................................    9,638        $   (250)
                                                                      =======       =========

A description of the market risks and nature of the Company's price management activities are as follows:

     Variable Priced Forward Oil Purchase and Oil Sales Contracts -- The Company enters into forward purchase and sales commitments in order to recognize locational price differences in marketing the Company's and third parties' oil. At December 31, 1994, the Company had purchase and sales commitments on oil of 35 million and 40 million barrels, respectively. These contracts are for periods of up to 5 years and have a notional contract amount of approximately $1.3 billion at December 31, 1994. While notional contract amounts are used to express the volume of transactions, the amounts at risk are substantially smaller since the pricing of these contracts is essentially at market-sensitive prices. The mark-to-market on these third party purchase and sales commitments was a net gain of approximately $14 million as of December 31, 1994. Income from these transactions for the year ended December 31, 1994, excluding the effect of the mark-to-market, was a gain of approximately $13.3 million.

     Oil Put Options Sold -- The Company sells oil put options and receives premiums. Oil put options give the purchaser of the put options the right to require the Company to purchase oil at various prices. At December 31, 1994, the put options had exercise prices based upon the New York Mercantile Exchange ("NYMEX") oil prices from 12 to 18 months (the "Out Month") from the date the contracts settle. These contracts settle on a monthly basis from January 1995 through May 1996. The Company is exposed to market risk to the extent that NYMEX oil Out Month prices are higher than the settlement month NYMEX prices. The spread between the put option exercise prices and current market prices ranged from $.45 per barrel to $1.14 per barrel as of December 31, 1994. The mark-to-market on these contracts as of December 31, 1994, was a net loss of $13.4 million. Income from these transactions for the year ended December 31, 1994, excluding the effect of the mark-to-market, was a loss of approximately $760,000.

     Oil Call Options Sold -- The Company sells oil call options and receives premiums. Oil call options give the purchaser of the call options the right to require the Company to sell oil at various prices. At December 31, 1994, the call options had exercise prices based upon the NYMEX oil prices up to 12 months from the date the contracts settle. Additionally, the Company has sold call options at market-sensitive prices with fixed locational and basis differentials. These contracts settle on a monthly basis from January 1995 through October 1995. The Company is exposed to market risk to the extent that NYMEX oil Out Month prices are lower than the settlement month NYMEX prices or when locational and basis differentials change due to market conditions. The spread between the call option exercise price and current market prices ranged from $.05 per barrel to $.35 per barrel as of December 31, 1994. The mark-to-market on these contracts as of December 31, 1994, was a net loss of approximately $870,000. Income from these transactions for the year ended December 31, 1994, excluding the effect of the mark-to-market, was a gain of approximately $1.7 million.

  Hedging and Related Activities

     Gas Swap Agreements -- These agreements require the Company and its counterparties to exchange payment streams based on the difference between fixed and market-sensitive gas prices. The

Company enters into fixed price contracts to accommodate the needs of its customers. The Company enters into gas swap agreements in order to convert some of these fixed price gas sales contracts to market-sensitive contracts, resulting in the Company effectively selling its production at market-sensitive prices. As of December 31, 1994, the Company is the fixed price payor and fixed price receiver on 52 BCF and 38 BCF of gas, respectively. These contracts are for periods of up to 6 years and all volumes are matched with the physical delivery of the Company's production. Gains and losses from these transactions are realized in the Company's Consolidated Statement of Income as physical production is delivered under the related sales contracts.

     Futures Contracts Sold -- The Company sells oil and gas futures contracts on the NYMEX. These contracts allow the Company to sell oil and gas at a future date for a specified price. Futures contracts which are sold are accounted for as hedges of the Company's underlying production. The realized income on futures transactions was a gain of approximately $1.5 million during 1994. All futures contracts were closed as of December 31, 1994.

  Credit and Market Risks

     The Company manages and controls market and counterparty risk related to its trading and price management activities through established formal internal control procedures which are reviewed on an ongoing basis. Net open positions often result from the timing of the origination of new transactions. Market risk is minimized by making various commitments which balance the risks associated with price management and trading activities. Consequently, price movements can result in losses on certain contracts which may be offset by gains on other contracts. The counterparties to these transactions consist primarily of major financial institutions, independent oil and gas producers, and independent power producers. The Company attempts to minimize credit-risk exposure to trading counterparties through formal credit policies, monitoring procedures and through establishment of valuation reserves related to counterparty credit risk. In the normal course of business, collateral is not required for financial instruments with credit risk.

3.  INCOME TAXES

     The provision (benefit) for income taxes is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                         1994             1993            1992
                                                       ---------        --------        --------
                                                                     (IN THOUSANDS)
Current:
  Federal............................................  $  23,320        $ 39,424        $ (1,985)
  State..............................................     (1,179)         10,402          11,296
                                                       ---------        --------        --------
                                                          22,141          49,826           9,311
                                                       ---------        --------        --------
Deferred:
  Federal............................................    (88,772)        (14,934)         12,375
  Enacted federal tax rate change....................         --          15,558              --
  State..............................................      2,654           1,814           6,666
                                                       ---------        --------        --------
                                                         (86,118)          2,438          19,041
                                                       ---------        --------        --------
          Total......................................  $ (63,977)       $ 52,264        $ 28,352
                                                       =========        ========        ========

     Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                          1994            1993            1992
                                                         ------           -----           -----
Statutory rate.........................................    35.0%           35.0%           34.0%
State income taxes net of federal tax benefit..........     1.1             2.6             5.4
Tax credits............................................  (103.3)          (25.0)          (26.2)
Enacted federal tax rate change........................      --             5.1              --
Other..................................................    (3.7)           (0.7)           (0.2)
                                                         ------           -----           -----
          Effective rate...............................   (70.9)%          17.0%           13.0%
                                                         ======           =====           =====

     Deferred tax liabilities (assets) consist of the following:

                                                                     YEAR ENDED DECEMBER 31,
                                                                    --------------------------
                                                                      1994             1993
                                                                    ---------        ---------
                                                                          (IN THOUSANDS)
Deferred liabilities:
  Excess of book over tax basis of properties.....................  $ 619,908        $ 696,351
  Other...........................................................     35,330           25,862
                                                                    ---------        ---------
                                                                      655,238          722,213
                                                                    ---------        ---------
Deferred assets:
  AMT credits carryover...........................................   (150,374)        (110,117)
  Financial accruals and provisions...............................     (2,600)         (29,057)
  Other...........................................................    (21,616)         (16,281)
                                                                    ---------        ---------
                                                                     (174,590)        (155,455)
                                                                    ---------        ---------
          Total...................................................  $ 480,648        $ 566,758
                                                                    =========        =========

     The above net deferred tax liabilities as of December 31, 1994 and 1993, include deferred state income tax liabilities of approximately $57 million and $54 million, respectively.

     As of December 31, 1994, the Alternative Minimum Tax ("AMT") credits carryover of approximately $150 million, related primarily to non-conventional fuel tax credits, is available to offset future regular tax liabilities. The AMT credits carryover has no expiration date. The benefit of the tax credits is recognized in continuing operations for accounting purposes. The benefit is reflected in the current tax provision to the extent the Company is able to utilize the credits for tax return purposes.

4.  LONG-TERM DEBT

     Long-term Debt outstanding is as follows:

                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                        1994            1993
                                                                     ----------      ----------
                                                                           (IN THOUSANDS)
Commercial Paper...................................................  $  259,590      $   70,994
Notes, 7.15%, due 1999.............................................     300,000              --
Notes, 6 7/8%, due 1999............................................     150,000         150,000
Notes, 8 1/2%, due 2001............................................     150,000         150,000
Debentures, 9 1/8%, due 2021.......................................     150,000         150,000
Notes, 9 5/8%, due 2000............................................     150,000         150,000
Debentures, 9 7/8%, due 2010.......................................     150,000         150,000
Other, including discounts -- net..................................        (453)         (1,923)
                                                                     ----------      ----------
          Total....................................................  $1,309,137      $  819,071
                                                                     ==========      ==========

     Excluding commercial paper, the Company has no debt maturities through 1998, however, $450 million is due in 1999. The Company's commercial paper borrowings at December 31, 1994 had an average interest rate of 6.28 percent.

     The Company and a group of banks have $600 million and $300 million Revolving Credit Facilities which expire in July 1999 and July 1995, respectively. However, the $300 million Revolving Credit Facility is renewable annually by mutual consent. Annual fees are .12 and .08 percent, respectively, of the commitments. At the Company's option, interest on borrowings is based on the prime rate or Eurodollar rates. The unused commitment under these agreements is available to cover certain debt due within one year; therefore, commercial paper is classified as long-term debt. Under the covenants of these agreements, debt cannot exceed 52.5 percent of the sum of debt and tangible net worth (as defined in the agreements). Additionally, tangible net worth cannot be less than $1.3 billion. As of December 31, 1994, there were no borrowings outstanding under these credit facilities although borrowing capacity is reduced by outstanding commercial paper. The Company had the capacity to borrow approximately $640 million under the credit facilities as of December 31, 1994. In addition, the Company has $500 million of capacity under shelf registration statements filed with the Securities and Exchange Commission.

5. RESTRUCTURING

     From its inception in 1988 through 1993, the Company restructured its assets to become solely an oil and gas exploration and production company. The restructuring included the sale of non-strategic assets (real estate, minerals and forest products).

     In March 1992, the Company's wholly-owned subsidiary, El Paso Natural Gas Company ("EPNG"), completed an initial public offering of approximately 15 percent of its common stock and on May 13, 1992, the Company's Board of Directors approved the June 30, 1992 distribution of the EPNG common stock owned by the Company to its stockholders of record as of June 15, 1992. The distribution was accounted for as a $575 million non-cash dividend of the Company's investment in EPNG common stock.

     In October 1992, the Company sold substantially all of its coal properties for $80 million. In December 1993, the Company sold its majority interest in Burlington Environmental Inc. for $28 million. The Company had disposed of virtually all of its non-strategic assets as of December 31, 1993.

  Discontinued Operations

     Proceeds from dispositions of discontinued operations assets for the years ended December 31, 1994, 1993 and 1992 totaled $2 million, $62 million and $101 million, respectively. The Company realized no income from dispositions during 1994. The Company realized $1 million and $25 million of after-tax income net of $4 million and $23 million of income taxes from discontinued asset sales during 1993 and 1992, respectively. In addition, the discontinued operations of EPNG generated $43 million of after-tax income, net of $26 million of income taxes, in 1992. The effective tax rates for the discontinued operations differ from federal statutory rates primarily due to the effects of state and foreign income taxes and adjustments to prior year estimates.

6.  ARRANGEMENTS WITH EPNG

  Transportation

     In 1994, 1993 and 1992, approximately 66 percent, 69 percent and 70 percent, respectively, of the Company's gas production was transported to direct sale customers through EPNG's pipeline facilities. These transportation arrangements are pursuant to EPNG's approved Federal Energy Regulatory Commission tariffs applicable to all shippers. The Company expects to transport a substantial portion of its future gas production through EPNG's pipeline system.

  Other Transactions

     Prior to the separation from EPNG in 1992, the Company maintained a Commitment Agreement and Loan Agreements with EPNG. EPNG also participated in an intercorporate cash management arrangement with the Company. Balances under these facilities accrued interest at rates approximating short-term market rates. Interest income on borrowings has been netted against interest expense on excess cash advanced to the Company. The net amount is included in Interest Expense and totaled $169,000 for the year 1992.

7.  CAPITAL STOCK

     The Company's 1993 Stock Incentive Plan (the "1993 Plan") succeeds the Company's 1988 Stock Option Plan (the "1988 Plan"), which expired by its terms in May 1993 but remains in effect for options granted prior to May 1993. The 1993 Plan provides for the grant of restricted stock, stock options and stock appreciation rights or limited stock appreciation rights (together "SARs").

     Under the 1993 Plan, options may be granted to officers and key employees at fair market value at the date of grant, exercisable in whole or part by the optionee after completion of at least one year of continuous employment from the grant date.

     Activity in the Company's stock option plans was as follows:

                                                                          EXERCISE
                                                        OPTIONS        PRICE PER SHARE
                                                       ----------      ---------------
Balance, December 31, 1992...........................   4,633,829     $ 10.91 to $38.00
  Granted............................................     489,000       44.00 to  47.56
  Exercised..........................................  (1,984,383)      10.91 to  34.68
  Cancelled..........................................    (205,273)      31.83 to  46.44
                                                       ----------
Balance, December 31, 1993...........................   2,933,173       16.14 to  47.56
                                                       ----------
  Granted............................................     430,200       33.88 to  45.69
  Exercised..........................................     (62,631)      21.54 to  38.00
  Cancelled..........................................    (154,407)      31.83 to  44.00
                                                       ----------
Balance, December 31, 1994...........................   3,146,335     $ 16.14 to $47.56
                                                       ==========

     At December 31, 1994, 2,722,135 options were exercisable at prices of $16.14 to $47.56 per share. At December 31, 1994, 9,209,900 shares are available for grant under the 1993 Plan.

  Stock Appreciation Rights

     The Company has granted SARs in connection with certain outstanding options under the 1988 Plan. SARs are subject to the same terms and conditions as the related options. A SAR entitles an option holder, in lieu of exercise of an option, to receive a cash payment equal to the difference between the option price and the fair market value of the Company's common stock based upon the plan provisions. To the extent the SAR is exercised, the related option is cancelled and to the extent the option is exercised the related SAR is cancelled. The outstanding SARs are exercisable only under certain circumstances related to significant changes in the ownership of the Company or its holdings, or certain changes in the constitution of its Board of Directors. At December 31, 1994, there were 680,896 SARs outstanding related to stock options with exercise prices ranging from $21.54 to $34.68 per share.

  Preferred Stock and Preferred Stock Purchase Rights

     The Company is authorized to issue 75,000,000 shares of preferred stock, par value $.01 per share, and as of December 31, 1994 there were no shares issued. On December 15, 1988, the Company's Board of Directors designated 3,250,000 of the authorized preferred shares as Series A Preferred Stock. Upon issuance each one-hundredth of a share of Series A Preferred Stock will have dividend and voting rights approximately equal to those of one share of Common Stock of the Company. In addition, on December 15, 1988, the Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company. The Rights were amended on February 23, 1989. The Rights become exercisable if, without the Company's prior consent, a person or group acquires securities having 15 percent or more of the voting power of all of the Company's voting securities (an "Acquiring Person") or ten days following the announcement of a tender offer which would result in such ownership. Each Right, when exercisable, entitles the registered holder to purchase from the Company one-hundredth of a share of Series A Preferred Stock at a price of $95 per one-hundredth of a share, subject to adjustment. If, after the Rights become exercisable, the Company were to be involved in a merger or other business combination in which its Common Stock was exchanged or changed or 50% or more of the Company's assets or earning power were sold, each Right would permit the holder to purchase, for the exercise price, stock of the acquiring company having a value of twice the exercise price (the "Merger Right"). In addition, except for certain permitted offers, if any person or group becomes an Acquiring Person, each Right would permit the purchase, for the exercise price, of Common Stock of the Company having a value of twice the exercise price (the "Subscription Right"). Rights owned by an Acquiring Person are void as they relate to the Subscription Right or the Merger Right. The Rights may be redeemed by the Company under certain circumstances until their expiration date for $0.05 per Right.

8.  PENSION PLANS

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

                                                                           DECEMBER 31,
                                                                      -----------------------
                                                                        1994           1993
                                                                      --------       --------
                                                                          (IN THOUSANDS)
Actuarial present value of benefit obligations:

  Accumulated benefit obligation, including vested
     benefits of $85,599 and $89,524................................  $ 88,060       $ 91,349
                                                                      ========       ========

  Projected benefit obligation for service to date..................  $116,839       $127,403
Plan assets, primarily marketable equity and debt
  securities, at fair value.........................................   (92,935)       (91,467)
                                                                      --------       --------
Funded status of projected benefit obligation.......................    23,904         35,936
Unrecognized net loss...............................................   (34,712)       (47,006)
Unamortized net transition obligation...............................    (4,038)        (4,621)
                                                                      --------       --------
Net prepaid pension asset...........................................  $(14,846)      $(15,691)
                                                                      ========       ========

     The following information relates to the consolidated Company plans and includes amounts related to EPNG for the first six months of 1992. The Company's continuing operations pension expense was $7 million in 1992.

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                               1994        1993         1992
                                                              -------     -------     --------
                                                                      (IN THOUSANDS)
Pension cost for the plans includes the following
     components:
  Service cost--benefits earned during the period...........  $ 6,633     $ 5,503     $  9,817
  Interest cost on projected benefit obligation.............    9,395       8,926       28,757
  Actual (return)/loss on plan assets.......................      409      (7,857)       7,397
  Net amortization and deferred amounts.....................   (4,640)      3,851      (33,225)
                                                              -------     -------     --------
  Net pension cost..........................................  $11,797     $10,423     $ 12,746
                                                              =======     =======     ========

     The projected benefit obligation was determined using a weighted average discount rate of 8.75 percent in 1994 and 7.5 percent in 1993, and a rate of increase in future compensation levels of 5 percent. The expected long-term rate of return on plan assets was 9 percent in both 1994 and 1993.

9.   COMMITMENTS AND CONTINGENT LIABILITIES

  Demand Charges

     The Company has entered into contracts which provide firm and interruptible transportation capacity rights on interstate and intrastate pipeline systems. These contracts, ranging in terms from 1 to 13 years, require the Company to pay transportation demand charges regardless of the amount of pipeline capacity utilized by the Company. The Company paid $51 million, $48 million and $32 million of demand charges of which $40 million, $40 million and $25 million was paid to EPNG for the years ended December 31, 1994, 1993 and 1992, respectively.

     Future transportation demand charge commitments at December 31, 1994, are as follows:


                                                                            DEMAND
        YEAR ENDING DECEMBER 31,                                           CHARGES
        ------------------------                                        --------------
                                                                        (IN THOUSANDS)
        1995..........................................................  $    52,240
        1996..........................................................       46,023
        1997..........................................................       46,375
        1998..........................................................       45,058
        1999..........................................................       45,150
        Thereafter....................................................      216,809
                                                                        -----------
             Total....................................................  $   451,655
                                                                        ===========

  Lease Obligations

     The Company has operating leases for office space and other property and equipment. The Company incurred lease rental expense of $17 million, $13 million and $10 million for the years ended December 31, 1994, 1993, and 1992, respectively.

     Future minimum annual rental commitments at December 31, 1994, are as follows:


                                                                          OPERATING
        YEAR ENDING DECEMBER 31,                                            LEASES
        ------------------------                                        --------------
                                                                        (IN THOUSANDS)
        1995..........................................................  $    14,485
        1996..........................................................       13,845
        1997..........................................................       11,426
        1998..........................................................       10,635
        1999..........................................................        9,353
        Thereafter....................................................       88,576
                                                                        -----------
             Total....................................................  $   148,320
                                                                        ===========

     The Company has certain commitments and uncertainties related to its normal operations. Management believes that there are no commitments, uncertainties or contingent liabilities that will have a materially adverse effect on the consolidated financial position or results of operations of the Company.

10.  OTHER INFORMATION

  Other Income -- Net

     A summary of significant items included in Other Income -- Net is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1993            1992
                                                              --------         -------
                                                                   (IN THOUSANDS)
        Gain on sale of Trust units.........................  $107,800         $     -
        Sale of Plum Creek interests........................         -          50,500
        Gain on conversion of debt..........................    19,108               -
        Other -- net........................................    (2,476)          6,387
                                                              --------         -------
                                                              $124,432         $56,887
                                                              ========         =======

     During 1994, there were no single significant items included in Other Income--Net.

  Supplemental Cash Flow Information

     The following is additional information concerning supplemental disclosures of cash flow activities:

                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        1994        1993         1992
                                                      --------     -------     --------
                                                               (IN THOUSANDS)
        Interest Paid...............................  $ 85,599     $77,351     $ 73,702
        Income Taxes Paid (Received)--Net...........    40,966      39,948      (44,931)

     In April 1993, holders of the Subordinated Debentures exchanged their Debentures with a carrying value of approximately $80 million for shares of Anadarko Petroleum Corporation common stock owned by the Company. This non-cash exchange is reflected as such in the Statement of Cash Flows.

     In December 1992, the Company sold its interests in Plum Creek Timber Company, L.P. The proceeds included notes receivable of $70 million which were classified as Other Current Assets at December 1992 and were subsequently collected in January 1993.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Burlington Resources Inc.

     We have audited the accompanying consolidated balance sheets of Burlington Resources Inc. as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows and common stockholders' equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burlington Resources Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.
- ----------------------------
COOPERS & LYBRAND L.L.P.

Houston, Texas
January 11, 1995

                           BURLINGTON RESOURCES INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

                SUPPLEMENTAL OIL AND GAS DISCLOSURES--UNAUDITED

     The supplemental data presented herein reflects information for all of the Company's oil and gas producing activities.

     Capitalized costs for oil and gas producing activities consist of the following:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                     1994              1993
                                                                  ----------        ----------
                                                                         (IN THOUSANDS)
Proved properties...............................................  $5,671,033        $4,985,501
Unproved properties.............................................      18,102            41,811
                                                                  ----------        ----------
                                                                   5,689,135         5,027,312
Accumulated depreciation, depletion and amortization............   1,714,098         1,455,910
                                                                  ----------        ----------
          Net capitalized costs.................................  $3,975,037        $3,571,402
                                                                  ==========        ==========

     Costs incurred for oil and gas property acquisition, exploration and development activities are as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               1994         1993         1992
                                                             ---------    ---------    ---------
                                                                       (IN THOUSANDS)
Property acquisition:
  Unproved.................................................  $  21,679    $  10,816    $  10,266
  Proved...................................................    479,466      270,235      121,949
Exploration................................................     30,978       17,159       11,872
Development................................................    278,343      202,981      109,571
                                                             ---------    ---------    ---------
          Total costs incurred.............................  $ 810,466    $ 501,191    $ 253,658
                                                             =========    =========    =========

     The Company's 1994 net revenues from oil and gas producing activities include amounts from the sale of NGLs, less the actual costs incurred to gather, treat, process and transport the hydrocarbons to market. With respect to gas gathered and treated by affiliates, the actual costs incurred are calculated using the capital investment of the facility depreciated by its expected life, plus operating costs. Prior year amounts for 1993 and 1992 have been reclassified to conform to current year presentation.

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Net revenues...............................................  $905,465     $897,927     $800,532
                                                             --------     --------     --------
Production costs...........................................   261,453      240,220      214,816
Exploration and impairment costs...........................    32,983       28,173       19,501
Operating expenses.........................................   145,649      135,550      118,499
Depreciation, depletion and amortization...................   299,763      248,505      223,495
                                                             --------     --------     --------
                                                              739,848      652,448      576,311
                                                             --------     --------     --------
Operating income...........................................   165,617      245,479      224,221
Income tax provision.......................................   (38,799)      26,582       26,124
                                                             --------     --------     --------
Results of operations for oil and gas producing
  activities...............................................  $204,416     $218,897     $198,097
                                                             ========     ========     ========

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

                                                                              OIL       GAS
                                                                            (MMBBLS)   (BCF)
                                                                            --------   -----
PROVED DEVELOPED AND UNDEVELOPED RESERVES
  January 1, 1992.........................................................    141.1    4,887
     Revision of previous estimates.......................................      0.5      (24)
     Extensions, discoveries and other additions..........................     11.4      344
     Production...........................................................    (14.8)    (299)
     Purchases of reserves in place.......................................     17.7      165
     Sales of reserves in place...........................................     (0.4)      (2)
                                                                            -------    -----
  December 31, 1992.......................................................    155.5    5,071
     Revision of previous estimates.......................................     (0.9)     (30)
     Extensions, discoveries and other additions..........................     12.0      361
     Production...........................................................    (15.3)    (336)
     Purchases of reserves in place(a)....................................     17.5      306
     Sales of reserves in place(b)........................................     (0.6)    (151)
                                                                            -------    -----
  December 31, 1993.......................................................    168.2    5,221
     Revisions of previous estimates......................................     (1.4)     (44)
     Extensions, discoveries and other additions..........................     20.5      407
     Production...........................................................    (16.6)    (384)
     Purchases of reserves in place(c)....................................     19.7      379
     Sales of reserves in place(d)........................................     (6.3)     (78)
                                                                            -------    -----
  December 31, 1994.......................................................    184.1    5,501
                                                                            =======    =====
PROVED DEVELOPED RESERVES
  January 1, 1992.........................................................    128.1    3,951
  December 31, 1992.......................................................    141.8    4,204
  December 31, 1993.......................................................    149.8    4,381
  December 31, 1994.......................................................    161.9    4,584

- ---------------

(a) Includes the reserves attributable to the purchase of 59 percent of the Permian Basin Royalty Trust.

(b) Primarily the Burlington Resources Coal Seam Gas Royalty Trust transaction.

(c) Includes the reserves attributable to the purchase of Diamond Shamrock Offshore Partners Limited Partnership.

(d) Includes the reserves associated with the November 1994 conveyance of working interests in coal seam gas wells.

     A summary of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves is shown below. Future net cash flows are computed using year end sales prices, costs and statutory tax rates (adjusted for tax credits and other items) that relate to the Company's existing proved oil and gas reserves.

                                                                      YEAR ENDED DECEMBER 31,
                                                                    ---------------------------
                                                                       1994            1993
                                                                    -----------     -----------
                                                                          (IN THOUSANDS)
Future cash inflows..............................................   $11,628,000     $11,788,000
  Less related future:
     Production costs............................................     3,505,000       3,380,000
     Development costs...........................................       466,000         377,000
     Income taxes................................................     1,320,000       1,403,000
                                                                    -----------     -----------
          Future net cash flows..................................     6,337,000       6,628,000
  10% annual discount for estimated timing of cash flows.........     3,339,000       3,504,000
                                                                    -----------     -----------
     Standardized measure of discounted future net cash flows....   $ 2,998,000     $ 3,124,000
                                                                    ===========     ===========

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:

                                                            1994           1993           1992
                                                         ----------     ----------     ----------
                                                                      (IN THOUSANDS)
January 1..............................................  $3,124,000     $3,138,000     $2,616,000
                                                         ----------     ----------     ----------
Revisions of previous estimates:
  Changes in prices and costs..........................    (350,000)      (208,000)       265,000
  Changes in quantities................................     (20,000)         9,000         (8,000)
  Changes in rate of production........................     129,000       (105,000)       104,000
Additions to proved reserves resulting from extensions,
  discoveries and improved recovery, less related
  costs................................................     195,000        180,000        186,000
Purchases of reserves in place.........................     251,000        260,000        183,000
Sales of reserves in place.............................     (67,000)      (107,000)        (4,000)
Accretion of discount..................................     363,000        375,000        323,000
Sales of oil and gas, net of production costs..........    (644,000)      (578,000)      (522,000)
Net change in income taxes.............................     (80,000)        91,000        (55,000)
Other..................................................      97,000         69,000         50,000
                                                         ----------     ----------     ----------
Net change.............................................    (126,000)       (14,000)       522,000
                                                         ----------     ----------     ----------
December 31............................................  $2,998,000     $3,124,000     $3,138,000
                                                         ==========     ==========     ==========

                           BURLINGTON RESOURCES INC.

                      QUARTERLY FINANCIAL DATA--UNAUDITED

                                                       1994                                   1993
                                       -------------------------------------  ------------------------------------
                                         4TH       3RD      2ND        1ST      4TH       3RD     2ND        1ST
                                       -------   -------   ------    -------  -------   -------  ------    -------
                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues(a)..........................  $   241   $   273   $  266    $   275  $   262   $   263  $  267    $   251
Operating Income.....................  $    21   $    39   $   46    $    69  $    64   $    57  $   69    $    66

Income from Continuing
  Operations(b)......................  $    52   $    21   $   33    $    48  $    52   $    24  $  134    $    45
Discontinued Operations..............       --        --       --         --       --        --      --          1
                                       -------   -------   ------    -------  -------   -------  ------    -------
Net Income...........................  $    52   $    21   $   33    $    48  $    52   $    24  $  134    $    46
                                       =======   =======   ======    =======  =======   =======  ======    =======
Earnings per Common Share:
  Continuing Operations..............  $   .42   $   .16   $  .25    $   .37  $   .40   $   .18  $ 1.02    $   .35
  Discontinued Operations............       --        --       --         --       --        --     .01         --
                                       -------   -------   ------    -------  -------   -------  ------    -------
Earnings per Common Share............  $   .42   $   .16   $  .25    $   .37  $   .40   $   .18  $ 1.03    $   .35
                                       =======   =======   ======    =======  =======   =======  ======    =======
Dividends Declared per Common Share..  $ .1375   $ .1375   $.1375    $ .1375  $ .1375   $ .1375  $.1375    $ .1375
                                       =======   =======   ======    =======  =======   =======  ======    =======
Common Stock Price Range:
  High...............................   42 5/8    41 7/8   45 5/8     49 5/8   52 3/8    53 7/8  51 5/8     47 1/4
  Low................................   33 1/8    37 1/4   40 7/8     41 1/2   40 1/4    46      45         36 1/2

- ---------------

(a) Revenues in 1994 include net amounts from the sale and marketing of NGLs. Prior year amounts have been reclassified to conform to current year presentation.

(b) The effective tax rate for the fourth quarter of 1994 generated an income tax benefit primarily due to an increase in the estimated amount of non-conventional fuel tax credits earned in 1994. The increase was due to higher taxable income resulting from additional tax gains in the fourth quarter of 1994.

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

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                                    PART III

                              ITEMS TEN AND ELEVEN

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE COMPENSATION

     A definitive proxy statement for the 1995 Annual Meeting of Stockholders of Burlington Resources Inc. will be filed no later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference. Executive Officers of the Company are listed on page 10 of this Form 10-K.

                                  ITEM TWELVE

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.

                                 ITEM THIRTEEN

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

                                 ITEM FOURTEEN

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                       PAGE
                                                                                       -----
    FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION
      Consolidated Statement of Income.................................................    16
      Consolidated Balance Sheet.......................................................    17
      Consolidated Statement of Cash Flows.............................................    18
      Consolidated Statement of Common Stockholders' Equity............................    19
      Notes to Consolidated Financial Statements.......................................    20
      Report of Independent Accountants................................................    30
      Supplemental Oil and Gas Disclosures.............................................    31
      Quarterly Financial Data.........................................................    34
    AMENDED EXHIBIT INDEX.................................................................   *

     REPORTS ON FORM 8-K

          The Company filed a Form 8-K dated October 10, 1994 which announced the promotion of Bobby S. Shackouls to the office of President and Chief Executive Officer of Meridian Oil Inc., a wholly-owned subsidiary of the Company.
- ---------------

* Included in Form 10-K filed with the Securities and Exchange Commission.

                       SIGNATURES REQUIRED FOR FORM 10-K

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Resources Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BURLINGTON RESOURCES INC.

                                          By     /s/ THOMAS H. O'LEARY
                                              ---------------------------------
                                                     Thomas H. O'Leary
                                              Chairman of the Board, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Resources Inc. and in the capacities and on the dates indicated.

By         /s/ THOMAS H. O'LEARY                       Chairman of the Board,         January 11, 1995
  ------------------------------------------           President and Chief
               Thomas H. O'Leary                       Executive Officer

           /s/ JOHN E. HAGALE                          Senior Vice President and      January 11, 1995
  ------------------------------------------           Chief Financial Officer
               John E. Hagale

           /s/ HAYS R. WARDEN                          Vice President, Controller     January 11, 1995
  ------------------------------------------           and Chief Accounting
               Hays R. Warden                          Officer

           /s/ JOHN V. BYRNE                           Director                       January 11, 1995
  ------------------------------------------
               John V. Byrne

           /s/ S. PARKER GILBERT                       Director                       January 11, 1995
  ------------------------------------------
               S. Parker Gilbert

           /s/ JAMES F. McDONALD                       Director                       January 11, 1995
  ------------------------------------------
               James F. McDonald

           /s/ DONALD M. ROBERTS                       Director                       January 11, 1995
  ------------------------------------------
               Donald M. Roberts

           /s/ WALTER SCOTT, JR.                       Director                       January 11, 1995
  ------------------------------------------
               Walter Scott, Jr.

           /s/ WILLIAM E. WALL                         Director                       January 11, 1995
  ------------------------------------------
               William E. Wall

                           BURLINGTON RESOURCES INC.

                             AMENDED EXHIBIT INDEX

     The following exhibits are filed as part of this report.

EXHIBIT                                                                                  PAGE
NUMBER                                     DESCRIPTION                                  NUMBER
- -------     --------------------------------------------------------------------------  ------
 3.1        Certificate of Incorporation of Burlington Resources Inc., as amended
            (Exhibit 3.1 to Form 8, filed March 1990).................................    *
 3.2        By-Laws of Burlington Resources Inc. as amended (Exhibit 3.2 to Form 8,
            filed March 1993).........................................................    *
 4.1        Form of Rights Agreement dated as of December 16, 1988, between Burlington
            Resources Inc. and The First National Bank of Boston which includes, as
            Exhibit A thereto, the form of Certificate of Designation specifying terms of the Series A Preferred Stock and, as Exhibit B thereto, the form of
            Rights Certificate (Exhibit 1 to Form 8-A, filed December 1988)...........    *
            Amendment No. 1 to Form of Rights Agreement (Exhibit 2 to Form 8-K, filed
            March 1989)...............................................................    *
 4.2        Indenture, dated as of June 15, 1990, between the registrant and Citibank,
            N.A., including Form of Debt Securities (Exhibit 4.2 to Form 8, filed
            February 1992)............................................................    *
 4.3        Indenture, dated as of October 1, 1991, between the registrant and
            Citibank, N.A., including Form of Debt Securities (Exhibit 4.3 to Form 8,
            filed February 1992)......................................................    *
 4.4        Indenture, dated as of April 1, 1992, between the registrant and Citibank,
            N.A., including Form of Debt Securities (Exhibit 4.4 to Form 8, filed
            March 1993)...............................................................    *
10.1        The 1988 Burlington Resources Inc. Stock Option Incentive Plan as amended
            (Exhibit 10.4 to Form 8, filed March 1993)................................    *
10.2        Burlington Resources Inc. Incentive Compensation Plan as amended (Exhibit
            10.5 to Form 8, filed March 1993).........................................    *
10.3        Burlington Resources Inc. Incentive Compensation Plan as amended and restated October 1, 1994..................................................
10.4        Burlington Resources Inc. Senior Executive Survivor Benefit Plan dated as
            of January 1, 1989 (Exhibit 10.11 to Form 8, filed February 1989).........    *
10.5        Burlington Resources Inc. Deferred Compensation Plan dated as of January
            1, 1989 (Exhibit 10.12 to Form 8, filed February 1989)....................    *
            Amendment No. 1 to Burlington Resources Inc. Deferred Compensation Plan
            (Exhibit 10.12 to Form 8, filed February 1991)............................    *
10.6        Burlington Resources Inc. Deferred Compensation Plan as amended and restated October 1, 1994..................................................
10.7        Burlington Resources Inc. Supplemental Benefits Plan as amended and
            restated January 1, 1990 (Exhibit 10.14 to Form 8, filed February 1992)...    *
10.8        Burlington Resources Inc. Supplemental Benefits Plan as amended and restated October 1, 1994..................................................
10.9        Employment Contract between Burlington Resources Inc. and Thomas H.
            O'Leary (Exhibit 10.14 to Form 8, filed February 1989)....................    *
            Amendment to Employment Contract between Burlington Resources Inc. and
            Thomas H. O'Leary (Exhibit 10.14 to Form 8, filed March 1990).............    *

EXHIBIT                                                                                  PAGE
NUMBER                                     DESCRIPTION                                  NUMBER
- -------     --------------------------------------------------------------------------  ------
            Amendment to Employment Contract between Burlington Resources Inc. and
            Thomas H. O'Leary (Exhibit 10.15 to Form 8, filed February 1992)..........    *
            Amendment to Employment Contract between Burlington Resources Inc. and
            Thomas H. O'Leary (Exhibit 10.8 to Form 10-K, filed February 1994)........    *
            Employment Contracts between Meridian Oil Inc. and George E. Howison and
            Bobby S. Shackouls (Exhibit 10.8 to Form 10-K, filed February 1994).......    *
10.10       Amendment to Employment Contract between Burlington Resources Inc. and
            Thomas H. O'Leary.........................................................
            Amendment to Employment Contract between Meridian Oil Inc. and Bobby S.
            Shackouls.................................................................
10.11       Burlington Resources Inc. Compensation Plan for Non-Employee Directors
            (Exhibit 10.18 to Form S-8, No. 33-33626, filed March 1990)...............    *
            Amendment No. 1 to Burlington Resources Inc. Compensation Plan for Non-
            Employee Directors (Exhibit 10.19 to Form 8, filed February 1992).........    *
10.12       Burlington Resources Inc. Key Executive Severance Protection Plan as
            amended June 8, 1989 (Exhibit 10.20 to Form 8, filed February 1992).......    *
10.13       Burlington Resources Inc. Retirement Savings Plan (Exhibit Amendment No. 1
            to Form S-8, No. 2-97533, filed December 1989)............................    *
            Amendment No. 1 to Burlington Resources Inc. Retirement Savings Plan
            (Exhibit 10.15 to Form 8, filed March 1993)...............................    *
            Amendment No. 2 to Burlington Resources Inc. Retirement Savings Plan
            (Exhibit 10.21 to Form 8, filed February 1992)............................    *
            Amendment No. 3 to Burlington Resources Inc. Retirement Savings Plan
            (Exhibit 10.15 to Form 8, filed March 1993)...............................    *
10.14       Burlington Resources Inc. Retirement Income Plan for Directors (Exhibit
            10.21 to Form 8, filed February 1991).....................................    *
10.15       Burlington Resources Inc. 1991 Director Charitable Award Plan, dated as of
            January 16, 1991 (Exhibit 10.22 to Form 8, filed February 1991)...........    *
10.16       Master Separation Agreement and documents related thereto dated January
            15, 1992 by and among Burlington Resources Inc., El Paso Natural Gas
            Company and Meridian Oil Holding Inc., including exhibits (Exhibit 10.24
            to Form 8, filed February 1992)...........................................    *
10.17       Burlington Resources Inc. 1992 Stock Option Plan for Non-employee
            Directors (Exhibit 28.1 of Form S-8, No. 33-46518, filed March 1992)......    *
10.18       Burlington Resources Inc. Key Executive Retention Plan and Amendments No.
            1 and 2 (Exhibit 10.20 to Form 8, filed March 1993).......................    *
            Amendments No. 3 and 4 to the Burlington Resources Inc. Key Executive
            Retention Plan (Exhibit 10.17 to Form 10-K, filed February 1994)..........    *
10.19       Burlington Resources Inc. 1992 Performance Share Unit Plan (Exhibit 10.21
            to Form 8, filed March 1993)..............................................    *
10.20       Burlington Resources Inc. Severance Plan and Amendments No. 1 and 2
            (Exhibit 10.22 to Form 8, filed March 1993)...............................    *
            Amendments No. 3, 4 and 5 to the Burlington Resources Inc. Severance Plan
            (Exhibit 10.20 to Form 10-K, filed February 1994).........................    *

EXHIBIT                                                                                  PAGE
NUMBER                                     DESCRIPTION                                  NUMBER
- -------     --------------------------------------------------------------------------  ------
10.21       Burlington Resources Inc. 1993 Stock Incentive Plan (Exhibit 10.22 to Form
            10-K, filed February 1994)................................................    *
10.22       Petrotech Long Term Incentive Plan........................................
10.23       Burlington Resources Inc. 1994 Restricted Stock Exchange Plan.............
10.24       $300 million Short-term Revolving Credit Agreement, dated as of July 20,
            1994, between Burlington Resources Inc. and Citibank, N.A., as agent......
10.25       $600 million Long-term Revolving Credit Agreement, dated as of July 20,
            1994, between Burlington Resources Inc. and Citibank, N.A. as agent.......
11.1        Earnings Per Share Computation............................................
12.1        Ratio of Earnings to Fixed Charges........................................
21.1        Subsidiaries of Registrant................................................
23.1        Consent of Coopers & Lybrand..............................................
27.1        Financial Data Schedule...................................................

- ---------------

 *Exhibit incorporated by reference as indicated.