Form 10-Q
period 1995-03-31
BURLINGTON RESOURCES INC
filed 1995-05-15
CIK 833320

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington,  D.C.  20549

                               FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1995

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


       Yes  (X)                                            No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                                  Outstanding

  Common Stock, par value $.01 per share,
        as of March 31, 1994                             126,549,354

                          PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)

                                                       FIRST QUARTER
                                                    1995          1994
                                                   (In Thousands, Except
                                                     per Share Amounts)
Revenues.........................................$ 214,569     $ 275,219

Costs and Expenses...............................  212,858       206,040
                                                  ---------     ---------
Operating Income.................................    1,711        69,179
Interest Expense.................................   26,365        18,056
Other Income (Expense) - Net.....................      533        (2,280)
                                                  ---------     ---------

Income (Loss) Before Income Taxes................  (24,121)       48,843
Income Tax Expense (Benefit).....................  (19,297)        1,123
                                                  ---------     ---------

Net Income (Loss)................................$  (4,824)    $  47,720
                                                  =========     =========

Earnings (Loss) per Common Share.................$    (.04)    $     .37
                                                  =========     =========


       See Accompanying Notes to Consolidated Financial Statements.

                                 BURLINGTON RESOURCES INC.
                                CONSOLIDATED BALANCE SHEET
                                        (UNAUDITED)

                                                                March 31,    December 31,
                                                                  1995           1994

                                                                    (In Thousands)
ASSETS
Current Assets:
 Cash and Short-term Investments.............................$    44,503    $    19,898
 Accounts Receivable.........................................    161,133        193,825
 Inventories.................................................     19,135         35,188
 Other Current Assets........................................     23,475         17,191
                                                              -----------    -----------
                                                                 248,246        266,102
                                                              -----------    -----------
Oil & Gas Properties (Successful Efforts Method).............  5,801,434      5,689,135
Other Properties.............................................    487,520        572,490
                                                              -----------    -----------
                                                               6,288,954      6,261,625
 Accumulated Depreciation, Depletion and Amortization........  1,957,024      1,904,212
                                                              -----------    -----------
 Properties - Net............................................  4,331,930      4,357,413
                                                              -----------    -----------

Other Assets.................................................    168,160        185,095
                                                              -----------    -----------
   Total Assets..............................................$ 4,748,336    $ 4,808,610
                                                              ===========    ===========
LIABILITIES
Current Liabilities:
 Accounts Payable............................................$   148,251    $   193,819
 Taxes Payable...............................................     37,592         47,080
 Dividends Payable...........................................     17,395         17,434
 Other Current Liabilities...................................      2,466          3,688
                                                              -----------    -----------
                                                                 205,704        262,021
                                                              -----------    -----------

Long-term Debt...............................................  1,351,575      1,309,137
                                                              -----------    -----------
Deferred Income Taxes........................................    456,536        480,648
                                                              -----------    -----------
Other Liabilities and Deferred Credits.......................    187,596        188,763
                                                              -----------    -----------

Commitments and Contingent Liabilities


STOCKHOLDERS' EQUITY
Common Stock, Par Value, $.01 Per Share
 (Authorized 325,000,000 Shares; Issued 150,000,000 Shares)..      1,500          1,500
Paid-in Capital..............................................  2,936,034      2,936,374
Retained Earnings............................................    529,183        551,385
                                                              -----------    -----------
                                                               3,466,717      3,489,259
Cost of Treasury Stock
 (1995, 23,450,646 Shares;  1994, 23,491,040 Shares).........    919,792        921,218
                                                              -----------    -----------
Common Stockholders' Equity..................................  2,546,925      2,568,041
                                                              -----------    -----------
  Total Liabilities and Common Stockholders' Equity..........$ 4,748,336    $ 4,808,610
                                                              ===========    ===========

                See Accompanying Notes to Consolidated Financial Statements

                                BURLINGTON RESOURCES INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)

                                                                       THREE MONTHS
                                                                    1995          1994
                                                                      (In Thousands)
Cash Flows From Operating Activities:
 Net Income (Loss)..............................................$   (4,824)  $  47,720
 Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided By Operating Activities:
  Depreciation, Depletion and Amortization......................    95,745      74,888
  Deferred Income Taxes.........................................   (24,097)    (10,306)
  Exploration Costs.............................................     6,724       7,518
  Working Capital Changes:
   Accounts Receivable..........................................    32,692      (3,270)
   Inventories..................................................    16,053      (1,465)
   Other Current Assets.........................................    (6,284)     (7,429)
   Accounts Payable.............................................   (45,568)      1,614
   Taxes Payable................................................    (9,488)     14,688
   Other Current Liabilities....................................    (1,261)    (14,317)
 Gain on Sales and Other........................................    40,850      35,411
                                                                 ----------   ---------
    Net Cash Provided By Operating Activities...................   100,542     145,052
                                                                 ----------   ---------

Cash Flows From Investing Activities:
 Additions to Properties........................................  (141,098)   (125,955)
 Proceeds from Sales and Other..................................    70,044       2,029
                                                                  ---------   ---------
    Net Cash Used In Investing Activities.......................   (71,054)   (123,926)
                                                                  ---------   ---------

Cash Flows From Financing Activities:
 Proceeds from Long-term Financing..............................   150,000         -
 Reduction in Long-term Debt.. .................................  (106,811)     (2,575)
 Dividends Paid.................................................   (17,417)    (17,919)
 Treasury Stock Transactions - Net. ............................     1,426       1,696
 Other..........................................................   (47,485)    (11,891)
                                                                  ---------   ---------
    Net Cash Used In Financing Activities.......................   (20,287)    (30,689)
                                                                  ---------   ---------

Increase (Decrease) in Cash and Short-term Investments..........     9,201      (9,563)
Cash Provided By Discontinued Operations........................    15,404       7,811
Cash and Short-term Investments:
  Beginning of Year.............................................    19,898      19,784
                                                                  ---------   ---------
  End of Period.................................................$   44,503   $  18,032
                                                                  =========   =========



              See Accompanying Notes to Consolidated Financial Statements.

                       BURLINGTON RESOURCES INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)



1.    BASIS OF PRESENTATION

      The 1994 Annual Report on Form 10-K of Burlington Resources Inc. (the Company") includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The statements for the periods presented herein are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

      Earnings per common share is based on the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding was 127 million and 131 million for the first three months of 1995 and 1994, respectively.


2.    RECLASSIFICATION

      The Company's 1995 revenues include amounts from the sale of NGLs, less the actual costs incurred to gather, treat, process and transport the hydrocarbons to market. To conform to current presentation, the Company reclassified approximately $45 million of costs and expenses to revenues for the first three months of 1994. The reclassification had no effect on operating income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The total long-term debt to capital (total long-term debt and stockholders' equity) ratio at March 31, 1995, and December 31, 1994, was 35 percent and 34 percent, respectively. In March 1995, the Company issued $150 million of 8.20% Debentures due March 15, 2025. The net proceeds were used for general corporate purposes, including acquisition of oil and gas properties, repayment of commercial paper, capital expenditures and repurchases of the Company's common stock.

The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in July 1999 and a $300 million revolving credit agreement that expires July 1995, but is renewable annually by mutual consent. As of March 31, 1995, there were no borrowings outstanding under the credit facilities although borrowing capacity is reduced by outstanding commercial paper. At March 31, 1995, the Company had outstanding commercial paper borrowings of $153 million at an average interest rate of 6.30 percent. The Company also has the capacity to issue $350 million of debt securities under shelf registration statements filed with the Securities and Exchange Commission.

Net cash provided by operating activities for the first three months of 1995 was $101 million compared to $145 million for the first three months of 1994. The decrease was primarily due to lower operating income.

The Company continued the divestiture of marginal and non-strategic properties that began in June 1994. During the first quarter of 1995, the Company divested 1,046 working interest wells for approximately $18 million. In February 1995, the Company completed the sale of its intrastate natural gas pipeline systems and its underground natural gas storage facility, including gas-in-storage inventory, for approximately $80 million.

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

Capital Expenditures

Capital expenditures for the first three months of 1995 totaled $141 million compared to $126 million for the same period in 1994. Capital expenditures are currently projected to be approximately $580 million for all of 1995 and are expected to be primarily for the development and exploration of oil and gas properties and reserve acquisitions. Capital expenditures will be funded from internal cash flow supplemented, as needed, by external financing.

Dividends

On April 6, 1995, the Board of Directors declared a common stock quarterly dividend of $0.1375 per share, payable July 3, 1995.


Results of Operations - First Quarter 1995 Compared to First Quarter 1994

The Company reported a net loss of $5 million or $.04 per share for the first quarter of 1995 compared to net income of $48 million or $.37 per share in 1994. Operating income for the first quarter of 1995 was $2 million compared to $69 million in 1994.

Revenues were $215 million for the first quarter of 1995 compared to $275 million in 1994. Natural gas sales volumes improved 15 percent to 1,145 MMCF per day which increased revenues $26 million. Average oil sales prices improved 18 percent to $16.43 per barrel and oil sales volumes improved 11 percent to 47.0 MBbls per day which increased revenues $11 million and $6 million, respectively. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions. The revenue increases were more than offset by a 37 percent decline in 1995 average natural gas sales prices to $1.23 per MCF which decreased revenues $76 million. Additionally, due to the sale of the intrastate pipeline systems in February 1995, intrastate natural gas sales declined $23 million.

Costs and expenses were $213 million for the first quarter of 1995 compared to $206 million in 1994. The increase was primarily due to a 14 percent improvement in 1995 production levels which increased production and processing related expenses $23 million and a $5 million increase in administrative expenses. These increases were partially offset by a $20 million decrease in intrastate natural gas purchases primarily due to the sale of the intrastate pipeline systems in February 1995.

Interest expense was $26 million for the first quarter of 1995 compared to $18 million in 1994. The increase was primarily due to additional debt issued in May 1994 and higher outstanding commercial paper balances during the first quarter of 1995.

The effective income tax rate was a benefit of 80 percent for the first quarter of 1995 compared to an expense of 2 percent for the first quarter of 1994. The 1995 beneficial tax rate is due to a 1995 pre-tax loss plus the effect of non-conventional fuel tax credits. The 1994 tax expense reflects the tax on lower 1994 pre-tax income relative to non-conventional fuel tax credits.


Other Matters

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, which is effective for fiscal years beginning after December 15, 1995.

SFAS No. 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized if the sum of expected future cash flows (undiscounted and without interest charges) from the use of the asset is less than the carrying amount of the asset. SFAS No. 121 also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less the cost to sell. The Company is currently evaluating the impact, if any, SFAS No. 121 will have on its financial position or results of operations.

                           PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on March 16, 1995. The following were nominated and elected to serve as Directors of Burlington Resources Inc. for a term of one year or until their successors shall have been duly elected and qualified:

            Nominee                  For                      Withheld

            J. V. Byrne         109,429,013                    601,639

            S. P. Gilbert       109,399,984                    630,668

            J. F. McDonald      109,464,979                    565,673

            T. H. O'Leary       109,357,765                    672,887

            D. M. Roberts       109,458,958                    571,694

            W. Scott, Jr.       109,424,871                    605,781

            W. E. Wall          109,414,795                    615,857


ITEM 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits

          The following exhibits are filed as part of this report.

          Exhibit        Nature of Exhibit                      Page

            4.1          The Company and its subsidiaries         *
                         either have filed with the
                         Securities and Exchange Commission
                         or upon request will furnish a copy
                         of any instrument with respect to
                         long-term debt of the Company.

           11.1          Earnings per share computation.         11

           12.1          Ratio of Earnings to Fixed Charges.     12

           27.1          Financial Data Schedule.                **


*   Exhibit incorporated by reference.

** Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR System.

          B.  Reports on Form 8-K

          The Company filed a Form 8-K dated March 21, 1995, which included as an exhibit the form of underwriting agreement in connection with its offering of $150 million of 8.20% Debentures due 2025.


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


Date:  May 12, 1995