Form 10-Q
period 1995-06-30
BURLINGTON RESOURCES INC
filed 1995-08-08
CIK 833320

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			 Washington,  D.C.  20549

			           FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	  SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended June 30, 1995

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

		  Class                                  Outstanding

  Common Stock, par value $.01 per share,
	as of June 30, 1995                              126,566,031

			    PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

			     BURLINGTON RESOURCES INC.
			 CONSOLIDATED STATEMENT OF INCOME
				    (UNAUDITED)

					   SECOND QUARTER           SIX MONTHS
					   1995      1994        1995        1994
					  (In Thousands, Except per Share Amounts)

Revenues...............................$ 211,213  $ 265,768   $ 425,782  $ 540,987

Costs and Expenses.....................  211,088    219,662     423,946    425,702
					---------  ---------   ---------  ---------

Operating Income.......................      125     46,106       1,836    115,285
Interest Expense.......................   28,049     21,711      54,414     39,767
Other Income (Expense) - Net...........     (907)     2,212        (374)       (68)
					---------  ---------   ---------  ---------

Income (Loss) Before Income Taxes......  (28,831)    26,607     (52,952)    75,450
Income Tax Benefit.....................  (31,007)    (6,405)    (50,304)    (5,282)
					---------  ---------   ---------  ---------

Net Income (Loss)......................$   2,176  $  33,012   $  (2,648) $  80,732
					=========  =========   =========  =========

Earnings (Loss) per Common Share.......$     .02  $     .25   $    (.02) $     .62
					=========  =========   =========  =========




	    See accompanying Notes to Consolidated Financial Statements.

			      BURLINGTON RESOURCES INC.
			     CONSOLIDATED BALANCE SHEET
				     (UNAUDITED)

								June 30,    December 31,
								  1995         1994

								    (In Thousands)
ASSETS
Current Assets:
  Cash and Short-term Investments............................$    18,058   $    19,898
  Accounts Receivable........................................    173,632       193,825
  Inventories................................................     22,236        35,188
  Other Current Assets.......................................     23,539        17,191
							      -----------   -----------
								 237,465       266,102
							      -----------   -----------

Oil & Gas Properties (Successful Efforts Method).............  5,901,073     5,689,135
Other Properties.............................................    506,843       572,490
							      -----------   -----------
							       6,407,916     6,261,625

  Accumulated Depreciation, Depletion and Amortization.......  2,038,587     1,904,212
							      -----------   -----------
   Properties - Net..........................................  4,369,329     4,357,413
							      -----------   -----------

Other Assets.................................................    166,184       185,095
							      -----------   -----------
       Total Assets..........................................$ 4,772,978   $ 4,808,610
							      ===========   ===========
LIABILITIES
Current Liabilities:
  Accounts Payable...........................................$   254,501   $   193,819
  Taxes Payable..............................................     29,840        47,080
  Dividends Payable..........................................     17,400        17,434
  Other Current Liabilities..................................      1,568         3,688
							      -----------   -----------
								 303,309       262,021
							      -----------   -----------

Long-term Debt...............................................  1,360,403     1,309,137
							      -----------   -----------
Deferred Income Taxes........................................    414,389       480,648
							      -----------   -----------
Other Liabilities and Deferred Credits.......................    162,636       188,763
							      -----------   -----------

Commitments and Contingent Liabilities


STOCKHOLDERS' EQUITY
Common Stock, Par Value $.01 Per Share
 (Authorized 325,000,000 Shares; Issued 150,000,000 Shares)..      1,500         1,500
Paid-in Capital..............................................  2,935,892     2,936,374
Retained Earnings............................................    513,951       551,385
							      -----------   -----------
							       3,451,343     3,489,259
Cost of Treasury Stock
 (1995, 23,433,969 Shares;  1994, 23,491,040 Shares).........    919,102       921,218
							      -----------   -----------
Common Stockholders' Equity..................................  2,532,241     2,568,041
							      -----------   -----------
       Total Liabilities and Common Stockholders' Equity.....$ 4,772,978   $ 4,808,610
							      ===========   ===========

	    See accompanying Notes to Consolidated Financial Statements.

			     BURLINGTON RESOURCES INC.
			CONSOLIDATED STATEMENT OF CASH FLOWS
				     (UNAUDITED)

									  SIX MONTHS
								       1995       1994

									(In Thousands)

Cash Flows From Operating Activities:
 Net Income (Loss).................................................$  (2,648) $  80,732
 Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided By Operating Activities:
  Depreciation, Depletion and Amortization.........................  190,675    155,611
  Deferred Income Taxes............................................  (66,243)   (24,272)
  Exploration Costs................................................   21,279     17,720
  Working Capital Changes:
   Accounts Receivable.............................................   20,193     28,564
   Inventories.....................................................   12,952     (9,085)
   Other Current Assets............................................   (6,348)    (3,766)
   Accounts Payable................................................   60,682     43,301
   Taxes Payable...................................................  (17,240)    18,726
   Other Current Liabilities.......................................   (2,154)   (19,066)
  Gain on Sales and Other..........................................  (10,082)   (48,636)
								    ---------  ---------
    Net Cash Provided By Operating Activities......................  201,066    239,829
								    ---------  ---------

Cash Flows From Investing Activities:
 Additions to Properties........................................... (302,336)  (539,238)
 Proceeds from Sales and Other.....................................  103,673     42,953
								    ---------  ---------
    Net Cash Used In Investing Activities.......................... (198,663)  (496,285)
								    ---------  ---------

Cash Flows From Financing Activities:
 Proceeds from Long-term Financing.................................  150,000    318,537
 Reduction in Long-term Debt.......................................  (97,960)      -
 Dividends Paid....................................................  (34,817)   (35,756)
 Treasury Stock Transactions - Net. ...............................    2,116    (27,341)
 Other.............................................................  (23,582)    (1,231)
								    ---------  ---------
    Net Cash Provided By (Used In) Financing Activities............   (4,243)   254,209
								    ---------  ---------

Decrease in Cash and Short-term Investments........................   (1,840)    (2,247)
Cash and Short-term Investments:
 Beginning of Year.................................................   19,898     19,784
								    ---------  ---------
 End of Period.....................................................$  18,058  $  17,537
								    =========  =========



	    See accompanying Notes to Consolidated Financial Statements.

			     BURLINGTON RESOURCES INC.

		      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				   (UNAUDITED)



1. BASIS OF PRESENTATION

   The 1994 Annual Report on Form 10-K of Burlington Resources Inc. (the "Company")includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The statements for the periods presented herein are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

   Earnings per common share is based on the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding was 127 million and 130 million for the first six months of 1995 and 1994, respectively.


2. RECLASSIFICATION

   The Company's 1995 revenues include amounts from the sale of NGLs, less the actual costs incurred to gather, treat, process and transport the hydrocarbons to market. To conform to current presentation, the Company reclassified approximately $80 million of costs and expenses to revenues for the first six months of 1994. The financial statements for previous periods include certain other reclassifications that were made to conform to current presentation. The reclassifications have no impact on previously reported operating income, net income, or stockholders' equity.

3. COMMITMENTS AND CONTINGENT LIABILITIES

   On May 25, 1995, the 270th Judicial District Court of Harris County, Texas entered an order in a lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc., et al. which allows the suit to be maintained as a class action on behalf of all royalty and overriding royalty interest owners in all Meridian properties and all working interest owners in properties operated by Meridian who have received payments from Meridian at any time from and after December 1, 1986 based upon wellhead sales of natural gas to Meridian Oil Trading Inc. The lawsuit involves claims for unspecified actual and punitive damages based upon alleged breaches of duties owed to interest owners because of the use of Meridian corporate affiliates to gather, treat and market natural gas. The plaintiffs allege that Meridian's gas producing affiliates have sold natural gas to marketing affiliates at low inter-affiliate settlement prices which are then used as the basis for accounting to interest owners. Plaintiffs also allege that Meridian's pricing includes inappropriate deductions of inflated gathering and transportation costs. Meridian is vigorously defending this litigation and perfected an interlocutory appeal of the class certification order on May 30, 1995. This appeal effectively stays class action proceedings in the trial court until the appeal is completed.

   The Company and its subsidiaries are named defendants in numerous lawsuits and named parties in numerous governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits and other proceedings cannot be predicted with certainty, management expects these matters, including the above-described Altheide litigation, will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The total long-term debt to capital (total long-term debt and stockholders' equity) ratio at June 30, 1995, and December 31, 1994, was 35 percent and 34 percent, respectively. In March 1995, the Company issued $150 million of 8.20% Debentures due March 15, 2025. The net proceeds were used for general corporate purposes, including acquisition of oil and gas properties, repayment of commercial paper, capital expenditures and repurchases of the Company's common stock.

The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in July 2000 and a $300 million revolving credit agreement that expires July 1996. The $300 million revolving credit agreement is renewable annually by mutual consent and was renewed on July 15, 1995. As of June 30, 1995, there were no borrowings outstanding under the credit facilities although borrowing capacity is reduced by outstanding commercial paper. At June 30, 1995, the Company had outstanding commercial paper borrowings of $162 million at an average interest rate of 6.26 percent. The Company also has the capacity to issue $350 million of debt securities under shelf registration statements filed with the Securities and Exchange Commission.

Net cash provided by operating activities for the first six months of 1995 was $201 million compared to $240 million for the first six months of 1994. The decrease was primarily due to lower operating income partially offset by $39 million received in June 1995 from the sale of a receivable related to a claim resulting from the breach of a take-or-pay gas contract.

The Company continued its divestiture of marginal and non-strategic properties that began in June 1994. The Company divested 1,156 working interest wells for approximately $21 million during the first six months of 1995. In February 1995, the Company completed the sale of its intrastate natural gas pipeline systems and its underground natural gas storage facility, including gas inventory, for approximately $80 million. Effective August 1, 1995, the Company entered into an agreement to convey its working interest in certain coal seam gas wells. The gross proceeds from all 1995 property transactions are expected to exceed $250 million.

The Company is routinely involved in certain environmental proceedings and other related matters. Although it is possible that new information or future developments could require the Company to reassess its potential exposure related to these matters, the Company believes, based upon available information, the resolution of these issues, individually and in the aggregate, will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

Capital Expenditures

Capital expenditures for the first six months of 1995 totaled $302 million compared to $539 million for the same period in 1994. Capital expenditures are currently projected to be approximately $580 million for all of 1995 and are expected to be primarily for the development and exploration of oil and gas properties and reserve acquisitions. Capital expenditures will be funded from internal cash flow supplemented, as needed, by external financing.

Dividends

On July 12, 1995, the Board of Directors declared a common stock quarterly dividend of $0.1375 per share, payable October 2, 1995.


Results of Operations - Second Quarter 1995 Compared to Second Quarter 1994

The Company reported net income of $2 million or $.02 per share for the second quarter of 1995 compared to net income of $33 million or $.25 per share in 1994. Operating income for the second quarter of 1995 was $125 thousand compared to $46 million in 1994.

Revenues were $211 million for the second quarter of 1995 compared to $266 million in 1994. Natural gas sales volumes improved 11 percent to 1,149 MMCF per day which increased revenues $18 million. Oil sales volumes improved 7 percent to 48.0 MBbls per day and average oil sales prices improved 6 percent to $17.07 per barrel which increased revenues $5 million and $4 million, respectively. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions. These revenue increases were more than offset by a 30 percent decline in 1995 average natural gas sales prices to $1.22 per MCF which decreased revenues $55 million. Additionally, intrastate natural gas sales declined $22 million due to the sale of the intrastate pipeline systems in February 1995.

Costs and expenses were $211 million for the second quarter of 1995 compared to $220 million in 1994. The decrease was primarily due to a $19 million reduction in intrastate natural gas purchases primarily due to the February 1995 sale of the intrastate pipeline systems. The decrease was partially offset by an $11 million increase in production and processing related expenses resulting from a 10 percent increase in 1995 production levels.

Interest expense was $28 million for the second quarter of 1995 compared to $22 million in 1994. The increase was primarily due to additional debt issued in May 1994 and March 1995 as well as higher outstanding commercial paper balances during the second quarter of 1995.

The effective income tax rate was a benefit of 108 percent for the second quarter of 1995 compared to a benefit of 24 percent for the second quarter of 1994. The higher beneficial tax rate is due to a pre-tax loss in 1995 compared to pre-tax income in 1994. In both 1995 and 1994, the beneficial tax rate is due to low pre-tax income (loss) relative to the amount of non-conventional fuel tax credits earned.

Results of Operations - Six  Months 1995 Compared to Six Months 1994

The Company reported a net loss of $3 million or $.02 per share for the first six months of 1995 compared to net income of $81 million or $.62 per share in 1994. Operating income for the first six months of 1995 was $2 million compared to $115 million in 1994.

Revenues were $426 million for the first six months of 1995 compared to $541 million in 1994. Natural gas sales volumes improved 13 percent to 1,147 MMCF per day which increased revenues $44 million. Average oil sales prices improved 12 percent to $16.76 per barrel and oil sales volumes improved 9 percent to 47.5 MBbls per day which increased revenues $15 million and $10 million, respectively. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions. These revenue increases were more than offset by a 34 percent decline in 1995 average natural gas sales prices to $1.22 per MCF which decreased revenues $130 million. Additionally, intrastate natural gas sales declined $45 million due to the sale of the intrastate pipeline systems in February 1995.

Costs and expenses were $424 million for the first six months of 1995 compared to $426 million in 1994. The decrease was primarily due to a $39 million reduction in intrastate natural gas purchases resulting from the February 1995 sale of the intrastate pipeline systems. The decrease was partially offset by a $34 million increase in production and processing related expenses resulting from a 12 percent increase in 1995 production levels and a $4 million increase in exploration costs.

Interest expense was $54 million for the first six months of 1995 compared to $40 million in 1994. The increase was primarily due to additional debt issued in May 1994 and March 1995 as well as higher outstanding commercial paper balances during the first six months of 1995.

The effective income tax rate was a benefit of 95 percent for the first six months of 1995 compared to a benefit of 7 percent for 1994. The higher beneficial tax rate is due to a pre-tax loss in 1995 compared to pre-tax income in 1994. In both 1995 and 1994, the beneficial tax rate is due to low pre-tax income (loss) relative to the amount of non-conventional fuel tax credits earned.

Other Matters

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, which is effective for fiscal years beginning after December 15, 1995.

SFAS No. 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized if the sum of expected future cash flows (undiscounted and without interest charges) from the use of the asset is less than the carrying amount of the asset. SFAS No. 121 also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less the cost to sell. The Company is currently evaluating the impact SFAS No. 121 will have on its financial position or results of operations.

			  PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

	  See Note 3 of Notes to Consolidated Financial Statements.

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

	   11.1           Earnings Per Share                              12

	   12.1           Ratio of Earnings to Fixed Charges              13

	   27.1           Financial Data Schedule                         **

*   Exhibit incorporated by reference.

** Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR system.


	  B.  Reports on Form 8-K

	  During the quarter covered by this report there were no reports filed on Form 8-K.



Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

Pursuant to the requirements of Section 13 (or 15(d)) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					   BURLINGTON RESOURCES INC.
					   -------------------------
						  (Registrant)



					   By /s/ John E. Hagale
					      ------------------
					      John E. Hagale
					      Senior Vice President and
					      Chief Financial Officer



					   By  /s/ Hays R. Warden
					       ------------------
					       Hays R. Warden
					       Vice President & Controller


Date:  August 7, 1995