Form 10-Q
period 1995-09-30
BURLINGTON RESOURCES INC
filed 1995-11-13
CIK 833320

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington,  D.C.  20549

                               FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995

                                    OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number  1-9971

                        BURLINGTON RESOURCES INC.
          (Exact name of registrant as specified in its charter)

            Delaware                                  91-1413284
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification Number)


5051 Westheimer, Suite 1400, Houston, Texas               77056
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (713) 624-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


       Yes  (X)                                            No  ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                                      Outstanding

  Common Stock, par value $.01 per share,
        as of September 30, 1994                             126,598,960

                            PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             BURLINGTON RESOURCES INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                    (UNAUDITED)

                                           THIRD QUARTER           NINE MONTHS
                                           1995      1994        1995        1994

                                          (In Thousands, Except per Share Amounts)

Revenues...............................$ 210,226   $ 273,332    $  636,008  $  814,319

Costs and Expenses.....................  699,721     233,940     1,123,667     659,642
                                        ---------   ---------    ----------  ----------

Operating Income (Loss)................ (489,495)     39,392      (487,659)    154,677
Interest Expense.......................   27,097      24,673        81,511      64,440
Other Income (Expense) - Net...........     (846)      2,038        (1,220)      1,970
                                        ---------    --------    ----------  ----------

Income (Loss) Before Income Taxes...... (517,438)     16,757      (570,390)     92,207
Income Tax Benefit..................... (217,837)     (3,938)     (268,141)     (9,220)
                                        ---------    --------    ----------  ----------

Net Income (Loss)......................$(299,601)  $  20,695    $ (302,249) $  101,427
                                        =========   =========    ==========  ==========

Earnings (Loss) per Common Share.......$   (2.36)  $     .16    $    (2.38)  $     .78
                                        =========   =========    ==========  ==========




               See accompanying Notes to Consolidated Financial Statements.

                                 BURLINGTON RESOURCES INC.
                                CONSOLIDATED BALANCE SHEET
                                        (UNAUDITED)

                                                            September 30,    December 31,
                                                                  1995           1994

                                                                    (In Thousands)
ASSETS
Current Assets
 Cash and Short-term Investments.............................$    19,759    $    19,898
 Accounts Receivable.........................................    182,180        193,825
 Inventories.................................................     11,166         35,188
 Other Current Assets........................................     20,816         17,191
                                                              -----------    -----------
                                                                 233,921        266,102
                                                              -----------    -----------

Oil & Gas Properties (Successful Efforts Method).............  5,814,695      5,689,135
Other Properties.............................................    516,648        572,490
                                                              -----------    -----------
                                                               6,331,343      6,261,625
 Accumulated Depreciation, Depletion and Amortization........  2,567,676      1,904,212
                                                              -----------    -----------
  Properties - Net............................................ 3,763,667      4,357,413
                                                              -----------    -----------

Other Assets.................................................    153,365        185,095
                                                              -----------    -----------
   Total Assets..............................................$ 4,150,953    $ 4,808,610
                                                              ===========    ===========

LIABILITIES
Current Liabilities
 Accounts Payable............................................$   264,139    $   193,819
 Taxes Payable...............................................     30,823         47,080
 Dividends Payable...........................................     17,402         17,434
 Other Current Liabilities...................................      2,365          3,688
                                                              -----------    -----------
                                                                 314,729        262,021
                                                              -----------    -----------

Long-term Debt...............................................  1,278,165      1,309,137
                                                              -----------    -----------
Deferred Income Taxes........................................    178,692        480,648
                                                              -----------    -----------
Other Liabilities and Deferred Credits.......................    163,198        188,763
                                                              -----------    -----------

Commitments and Contingent Liabilities


STOCKHOLDERS' EQUITY
Common Stock, Par Value, $.01 Per Share
 (Authorized 325,000,000 Shares; Issued 150,000,000 Shares)..      1,500          1,500
Paid-in Capital..............................................  2,935,445      2,936,374
Retained Earnings............................................    196,951        551,385
                                                              -----------    -----------
                                                               3,133,896      3,489,259

Cost of Treasury Stock
 (1995, 23,401,040 Shares;  1994, 23,491,040 Shares).........    917,727        921,218
                                                              -----------    -----------
Common Stockholders' Equity..................................  2,216,169      2,568,041
                                                              -----------    -----------
       Total Liabilities and Common Stockholders' Equity.....$ 4,150,953    $ 4,808,610
                                                              ===========    ===========

                See accompanying Notes to Consolidated Financial Statements

                                BURLINGTON RESOURCES INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)

                                                                        NINE MONTHS
                                                                    1995          1994

                                                                      (In Thousands)
Cash Flows From Operating Activities
 Net Income (Loss)..............................................$ (302,249)  $ 101,427
 Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided By Operating Activities
  Depreciation, Depletion and Amortization......................   285,561     244,765
  Deferred Income Taxes.........................................  (301,939)    (27,099)
  Exploration Costs.............................................    34,783      26,857
  Impairment of Oil and Gas Properties..........................   490,000        -
  Working Capital Changes
   Accounts Receivable..........................................    11,645      44,624
   Inventories..................................................    24,022     (10,736)
   Other Current Assets.........................................    (3,625)    (10,830)
   Accounts Payable.............................................    70,320     (28,043)
   Taxes Payable................................................   (16,257)     11,864
   Other Current Liabilities....................................    (1,355)     (6,389)
  Gain on Sales and Other.......................................    44,058      25,135
                                                                 ----------   ---------
    Net Cash Provided By Operating Activities...................   334,964     371,575
                                                                 ----------   ---------

Cash Flows From Investing Activities
 Additions to Properties........................................ (446,095)    (751,250)
 Proceeds from Sales and Other..................................  214,641       81,133
                                                                 ---------    ---------
    Net Cash Used In Investing Activities....................... (231,454)    (670,117)
                                                                 ---------    ---------

Cash Flows From Financing Activities
 Proceeds from Long-term Financing..............................  150,000      481,580
 Reduction in Long-term Debt.................................... (180,173)       -
 Dividends Paid.................................................  (52,229)     (53,508)
 Treasury Stock Transactions - Net..............................    3,491     (113,056)
 Other..........................................................  (24,738)     (31,335)
                                                                 ---------    ---------
    Net Cash Provided By (Used In) Financing Activities......... (103,649)     283,681
                                                                 ---------    ---------

Decrease in Cash and Short-term Investments.....................     (139)     (14,861)
Cash and Short-term Investments
 Beginning of Year..............................................   19,898       19,784
                                                                 ---------    ---------
 End of Period..................................................$  19,759    $   4,923
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

   Earnings (loss) per common share is based on the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding was 127 million and 130 million for the first nine months of 1995 and 1994, respectively.


2. RECLASSIFICATION

   The Company's 1995 revenues include amounts from the sale of NGLs, less the actual costs incurred to gather, treat, process and transport the hydrocarbons to market. To conform to current presentation, the Company reclassified approximately $121 million of costs and expenses to revenues for the first nine months of 1994. The financial statements for previous periods include certain other reclassifications that were made to conform to current presentation. The reclassifications have no impact on previously reported operating income, net income, or stockholders' equity.

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

4. IMPAIRMENT OF OIL AND GAS ASSETS

   Effective September 30, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. SFAS No. 121, requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of expected future cash flows from the use of the asset is less than the net book value of the asset.

   The primary change under SFAS No. 121 is that the Company will now evaluate impairment of its oil and gas properties on a field-by-field basis rather than in the aggregate. Based upon this evaluation, certain properties were deemed to be impaired. For those properties, the Company adjusted the net book value of the properties to their fair value based upon expected future discounted cash flows. As a result of the Company's adoption of SFAS No. 121, combined with the current weak gas market, the Company recognized a non-cash, pretax charge of $490 million ($304 million after tax) related to its oil and gas properties.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

The total long-term debt to capital (total long-term debt and stockholders' equity) ratio at September 30, 1995, and December 31, 1994, was 37 percent and 34 percent, respectively. In March 1995, the Company issued $150 million of 8.20% Debentures due March 15, 2025. The net proceeds were used for general corporate purposes, including acquisition of oil and gas properties, repayment of commercial paper, capital expenditures and repurchases of the Company's common stock.

The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in July 2000 and a $300 million revolving credit agreement that expires July 1996. The $300 million revolving credit agreement is renewable annually by mutual consent and was renewed on July 15, 1995. As of September 30, 1995, there were no borrowings outstanding under the credit facilities although borrowing capacity is reduced by outstanding commercial paper. At September 30, 1995, the Company had outstanding commercial paper borrowings of $79 million at an average interest rate of 6.46 percent. The Company also has the capacity to issue $350 million of debt securities under shelf registration statements filed with the Securities and Exchange Commission.

Net cash provided by operating activities for the first nine months of 1995 was $335 million compared to $372 million for the first nine months of 1994. The decrease was primarily due to lower operating income partially offset by $39 million received in June 1995 from the sale of a receivable related to a claim resulting from the breach of a take-or-pay gas contract and other working capital changes.

The Company continued its divestiture of marginal and non-strategic properties that began in June 1994. The Company divested over 3,500 working interest wells for approximately $30 million during the first nine months of 1995. In addition, the company conveyed its working interests in certain coal seam gas wells in August, 1995. In February 1995, the Company completed the sale of its intrastate natural gas pipeline systems and its underground natural gas storage facility, including gas inventory, for approximately $80 million. The net proceeds from all 1995 property transactions are expected to exceed $185 million.

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

Capital Expenditures

Capital expenditures for the first nine months of 1995 totaled $446 million compared to $751 million for the same period in 1994. Capital expenditures are currently projected to be approximately $580 million for all of 1995 and are expected to be primarily for the development and exploration of oil and gas properties and reserve acquisitions. Capital expenditures will be funded from internal cash flow supplemented, as needed, by external financing.

Dividends

On October 11, 1995, the Board of Directors declared a common stock quarterly dividend of $0.1375 per share, payable January 2, 1996.


Results of Operations - Third Quarter 1995 Compared to Third Quarter 1994

The Company reported a net loss of $300 million or $2.36 per share for the third quarter of 1995 compared to net income of $21 million or $.16 per share in 1994. Operating loss for the third quarter of 1995 was $489 million compared to operating income of $39 million in 1994.

Revenues were $210 million for the third quarter of 1995 compared to $273 million in 1994. Natural gas sales volumes improved 10 percent to 1,182 MMCF per day which increased revenues $15 million. Oil sales volumes improved 3 percent to 48.2 MBbls per day which increased revenues $2 million. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions. These revenue increases were more than offset by a 26 percent decline in 1995 average natural gas sales prices to $1.16 per MCF which decreased revenues $45 million. Additionally, intrastate natural gas sales declined $31 million due to the sale of the intrastate pipeline systems in February 1995.

Costs and expenses were $700 million for the third quarter of 1995 compared to $234 million in 1994. The increase was primarily due to a non-cash charge of $490 million related to oil and gas properties. The charge resulted from the Company's adoption of SFAS No. 121 effective as of September 30, 1995. The increase was partially offset by a $27 million reduction in intrastate natural gas purchases primarily due to the February 1995 sale of the intrastate pipeline systems.

Interest expense was $27 million for the third quarter of 1995 compared to $25 million in 1994. The increase was primarily due to additional debt issued in March 1995 partially offset by lower outstanding commercial paper balances during the third quarter of 1995.

The effective income tax rate was a benefit of 42 percent for the third quarter of 1995 compared to a benefit of 24 percent for the third quarter of 1994. The higher beneficial tax rate is due to a pretax loss in 1995 compared to pretax income in 1994. The beneficial tax rate in 1994 is due to low pretax income relative to the amount of non-conventional fuel tax credits earned. The beneficial tax rate in 1995 is due to a pretax loss and non-conventional fuel tax credits earned.

Results of Operations - Nine  Months 1995 Compared to Nine Months 1994

The Company reported a net loss of $302 million or $2.38 per share for the first nine months of 1995 compared to net income of $101 million or $.78 per share in 1994. Operating loss for the first nine months of 1995 was $488 million compared to operating income of $155 million in 1994.

Revenues were $636 million for the first nine months of 1995 compared to $814 million in 1994. Natural gas sales volumes improved 12 percent to 1,159 MMCF per day which increased revenues $59 million. Average oil sales prices improved 6 percent to $16.73 per barrel and oil sales volumes improved 7 percent to 47.7 MBbls per day which increased revenues $13 million and $13 million, respectively. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions. These revenue increases were more than offset by a 31 percent decline in 1995 average natural gas sales prices to $1.20 per MCF which decreased revenues $174 million. Processing and other revenues decreased $6 million due to volume and price declines. Additionally, intrastate natural gas sales declined $76 million due to the sale of the intrastate pipeline systems in February 1995.

Costs and expenses were $1,124 million for the first nine months of 1995 compared to $660 million in 1994. The increase was primarily due to a non-cash charge of $490 million related to oil and gas properties. The charge resulted from the Company's adoption of SFAS No. 121 effective as of September 30, 1995. Additionally, production and processing related expenses increased $35 million due to a 11 percent increase in 1995 production levels and exploration cost increased $8 million. The increase was partially offset by a $66 million reduction in intrastate natural gas purchases resulting from the February 1995 sale of the intrastate pipeline systems.

Interest expense was $82 million for the first nine months of 1995 compared to $64 million in 1994. The increase was primarily due to additional debt issued in May 1994 and March 1995 as well as higher outstanding commercial paper balances during the first nine months of 1995.

The effective income tax rate was a benefit of 47 percent for the first nine months of 1995 compared to a benefit of 10 percent for 1994. The higher beneficial tax rate is due to a pretax loss in 1995 compared to pretax income in 1994. The beneficial tax rate in 1994 is due to low pretax income relative to the amount of non-conventional fuel tax credits earned. The beneficial tax rate in 1995 is due to a pretax loss and non-conventional fuel tax credits earned.

Other Matters

Effective September 30, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. SFAS No. 121, requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of expected future cash flows from the use of the asset is less than the net book value of the asset.

The primary change under SFAS No. 121 is that the Company will now evaluate impairment of its oil and gas properties on a field-by-field basis rather than in the aggregate. Based upon this evaluation, certain properties were deemed to be impaired. For those properties, the Company adjusted the net book value of the properties to their fair value based upon expected future discounted cash flows. As a result of the Company's adoption of SFAS No. 121, combined with the current weak gas market, the Company recognized a non-cash, pretax charge of $490 million ($304 million after tax) related to its oil and gas properties.

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

          11.1      Earnings (Loss) Per Share                          13

          12.1      Ratio of Earnings to Fixed Charges                 14

          27.1      Financial Data Schedule                            **

* Exhibit incorporated by reference.

**Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR system.


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


                                              BURLINGTON RESOURCES INC.
                                                     (Registrant)



                                              By /s/ John E. Hagale
                                                 John E. Hagale
                                                 Senior Vice President and
                                                 Chief Financial Officer



                                              By  /s/ Hays R. Warden
                                                  Hays R. Warden
                                                  Vice President, Controller,
                                                  and Chief Accounting Officer


Date:  November 13, 1995