Form 10-K405
period 1995-12-31
BURLINGTON RESOURCES INC
filed 1996-02-08
CIK 833320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-9971

                           BURLINGTON RESOURCES INC.
               5051 WESTHEIMER, SUITE 1400, HOUSTON, TEXAS 77056
                           TELEPHONE: (713) 624-9500

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: Common Stock aggregate market value as of December 31, 1995: $4,968,044,376

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Class: Common Stock, par value $.01 per share, on December 31, 1995, Shares Outstanding: 126,574,379

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

     Burlington Resources Inc. definitive proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BURLINGTON RESOURCES INC.

                               TABLE OF CONTENTS

                                                                                       PAGE
PART I
  Items One and Two
     Business and Properties.........................................................      1
     Employees.......................................................................      8
  Item Three
     Legal Proceedings...............................................................      8
  Item Four
     Submission of Matters to a Vote of Security Holders.............................      8
     Executive Officers of the Registrant and Principal Subsidiary...................      9

PART II
  Item Five
     Market for Registrant's Common Equity and Related Stockholder Matters...........     10
  Item Six
     Selected Financial Data.........................................................     10
  Item Seven
     Management's Discussion and Analysis of Financial Condition and Results of
       Operations....................................................................     11
  Item Eight
     Financial Statements and Supplementary Financial Information....................     15
  Item Nine
     Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure....................................................................     33

PART III
  Items Ten and Eleven
     Directors and Executive Officers of the Registrant and Executive Compensation...     33
  Item Twelve
     Security Ownership of Certain Beneficial Owners and Management..................     33
  Item Thirteen
     Certain Relationships and Related Transactions..................................     33

PART IV
  Item Fourteen
     Exhibits, Financial Statement Schedules and Reports on Form 8-K.................     34

                                     PART I

                               ITEMS ONE AND TWO

BUSINESS AND PROPERTIES

     Burlington Resources Inc. ("BR") is a holding company engaged, through its principal subsidiary, Meridian Oil Inc. and its affiliated companies (together the "Company"), in the exploration, development and production of oil and gas, and related marketing activities. The Company is the largest independent (nonintegrated) oil and gas company in the United States in terms of total domestic proved equivalent reserves which were estimated at 6.7 TCFE at December 31, 1995.

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

For definitions of certain oil and gas terms used herein, see "Certain Definitions" on page 8.

GENERAL INFORMATION

     The Company's objective is to build long-term shareholder value through value-added growth and effective cost management by increasing production, reserves, earnings and cash flow. The Company intends to achieve this objective by increasing its focus on high potential exploration and development projects, acquisitions and the application of advanced technologies.

     The Company's operations are located principally in the San Juan Basin, the Gulf Coast Basin, the Permian Basin, the Anadarko Basin, and the Williston Basin. Virtually all of the Company's oil and gas production is from properties located in the United States. Following is a description of the Company's major areas of activity.

     SAN JUAN BASIN. The San Juan Basin is the Company's most prolific operating area in terms of reserves and production. The San Juan Basin, located in northwest New Mexico and southwest Colorado, encompasses nearly 7,500 square miles, or approximately 4.8 million acres, with the major portion located in the New Mexico counties of Rio Arriba and San Juan. The Company is the largest private holder of productive leasehold acreage in this area with over 1.1 million net acres under its control. The Company has an interest in over 10,500 wells and currently operates approximately 7,000 of these wells. Approximately 60 percent of the Company's reserves are located in this basin. During 1995, the Company's daily net production in this basin averaged 700 MMCF of gas per day, representing approximately 60 percent of the Company's total daily gas production.

     The four significant gas producing horizons in the San Juan Basin, which range in depth from approximately 1,000 feet to 8,500 feet, are the Fruitland Coal, the Pictured Cliffs, the Mesaverde and the Dakota. The Pictured Cliffs, Mesaverde and Dakota are sandstone formations while the Fruitland Coal produces natural gas which is adsorbed to the surface of coal seams. The Company continues to be an industry leader in the development of the Fruitland Coal formation. The Company's net coal seam production from approximately 1,700 wells averaged 350 MMCF of gas per day during 1995.

     In order to manage production more effectively, improve recovery of reserves and remove impurities, the Company owns and operates the Val Verde plant and gathering system which includes approximately 420 miles of gathering lines and ten compressor stations to gather and treat coal seam gas in the San Juan Basin.

     GULF COAST BASIN. The Gulf Coast Basin includes onshore and offshore oil and gas deposits along virtually all of the states bordering the Gulf of Mexico. The area encompasses about 250,000 square miles and is one of the most heavily explored oil and gas basins in the world. The complex geologic conditions and multiple prospective oil and gas formations, encountered as deep as 25,000 feet, make this an attractive area for the application of advanced technologies such as three dimensional ("3D") seismic, computerized modeling and horizontal drilling.

  Offshore

     In 1994, the Company established an operating position in the shallow offshore waters of the Gulf of Mexico through its acquisition of Diamond Shamrock Offshore Partners Limited Partnership. Subsequent acquisitions of producing properties as well as successful lease acquisitions have expanded the Company's interest to 115 blocks, of which 51 are operated, in offshore Federal and State waters. During 1995, the Company invested nearly $90 million in offshore operations including the participation in 23 drill wells and 12 workovers and has begun the planning or construction of 5 new platforms. The most notable platform project underway is a 100 MMCF of gas per day platform and processing facilities which will be installed in 400 feet of water in High Island Block A-371 as the result of an exploratory discovery made in late 1994. This operated project, in which the Company owns a 100% working interest, will be installed in early 1996, with simultaneous drilling and production activities taking place during the second half of 1996. The Company's investments in its offshore assets have resulted in the offset of the extensive decline rates characteristic of Gulf Coast Basin production. As a result, the Company's 1995 production volumes averaged 111 MMCF of gas per day. At year end 1995, the Company had a combined initial productive capacity of 75 MMCF of gas per day and 2,000 Bbls of oil per day from wells awaiting the necessary production facilities, a portion of which is associated with the High Island Block A-371 project.

  Onshore

     The Company's onshore activities in the Gulf Coast Basin are primarily concentrated in Luling, Darst Creek and the West Ranch area in south Texas as well as the Garden City, Lake Arthur, and Sulphur Mines Fields in south Louisiana. The Company has been actively applying horizontal drilling technology in the Edwards formation of the Luling and Darst Creek Fields to enhance production from this mature area. During 1995, 16 horizontal wells were drilled in these fields at a net cost of approximately $6 million. During 1995, net production from the Luling and Darst Creek Fields averaged 4 MBbls of oil per day, with 56 percent of this production attributable to horizontal wells drilled since these properties were acquired in 1989.

     The application of 3D seismic technology has been instrumental for the exploitation of the south Louisiana fields due to the complex structural nature of the stacked pay intervals. In 1995, the Company invested $15 million in south Louisiana which included over 40 square miles of seismic data and the drilling of 6 wells. During 1995, net production from south Louisiana fields averaged 23 MMCF of gas per day and 1 MBbls of oil per day.

     PERMIAN BASIN. The Company is an active operator in the Permian Basin, which includes essentially all of west Texas and southeast New Mexico and encompasses approximately 68,000 square miles. The Company's reserve base in the Permian Basin has more than doubled since 1988 from internal development projects and through the acquisition of producing properties. The Company has an interest in over 11,400 Permian Basin wells and operates over 3,300 of these wells resulting in average net production during 1995 of 17 MBbls of oil per day and 142 MMCF of gas per day.

     The most productive structural feature in the Permian Basin is the Central Basin Platform in which the Company controls over 158,000 net acres of mineral interests. This area is about 170 miles long and 50 miles wide trending northwest from west Texas to southeast New Mexico. Over 20 different formations, ranging in depth from 2,000 feet to over 12,000 feet, produce oil and gas on the Central Basin Platform. The largest consolidated block of acreage in this basin in which the Company has an interest is the Waddell Ranch, located 40 miles west of Midland, Texas. The Company operates over 1,300 wells on the Waddell Ranch resulting in average net production of 5 MBbls of oil per day and 22 MMCF of gas per day during 1995.

     Due to the complex geologic nature of the Permian Basin, 3D seismic technology has been an effective exploitation tool in this area. In 1995, over 300 additional square miles were surveyed for a total investment of approximately $5 million. The utilization of 3D data resulted in the drilling of 33 wells in 1995, including 6 horizontal wells. This drilling program led to the discovery of 4 new fields in the Permian Basin.

     ANADARKO BASIN. The Anadarko Basin, located in the western portion of Oklahoma, the Texas panhandle and southwestern Kansas, encompasses over 30,000 square miles and contains some of the deepest producing formations in the world. The basin produces oil and gas from multiple zones ranging in depth from less than 1,000 feet to over 26,000 feet. The Company controls over 500,000 net acres principally located in the Anadarko Basin of western Oklahoma. The Company operates 788 wells in this basin and total net production during 1995 averaged 125 MMCF of gas per day. The Company has been concentrating its Anadarko Basin activity in the Elk City and Strong City Fields where the application of 3D seismic technology, computerized modeling and advanced reservoir stimulation are enhancing the value of these assets. The primary producing horizons in these fields are the Morrow, Springer and Cherokee Red Fork formations. During 1995, the Company participated in the drilling of 41 wells to these formations at a net cost of approximately $35 million.

     WILLISTON BASIN. The Williston Basin encompasses approximately 225,000 square miles in western North Dakota, northwest South Dakota, northeast Montana and Saskatchewan Province, Canada. The Williston Basin has 18 producing horizons ranging in depth from 4,500 feet to over 15,000 feet. The Company controls over
3.2 million net acres, primarily in the U.S. portion of the basin, through both mineral and leasehold interests.

     The Company continues its activity in the Williston Basin of North Dakota and Montana through the use of advanced technologies such as 3D seismic and horizontal drilling. In 1995, the Company was very active in exploration programs such as the Lodgepole and River Run plays of North Dakota. The Company also continues to use horizontal drilling to exploit reserves along the Cedar Creek anticline in Montana. In total, the Company participated in the completion of 44 horizontal wells in 1995 throughout the Williston Basin at a net cost of approximately $33 million. During 1995, net oil production from the Williston Basin averaged 13 MBbls of oil per day.

SECTION 29 TAX CREDITS

     A number of formations located within the Company's producing areas have wells that may qualify for tax credits under Section 29 of the Internal Revenue Code of 1954, as amended ("IRC"). IRC Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams, or tight sands formations. The Company estimates that the tax credit rate will range from $.52 to $1.03 per million British Thermal Unit depending on fuel source. The Company earned approximately $82 million of tax credits in 1995.

CAPITAL EXPENDITURES AND MAJOR PROJECTS

     Following are the Company's capital expenditures.

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Oil and Gas Activities...........................    $547,113     $810,466     $501,191
    Plants and Pipelines.............................      27,979       36,026       33,327
    Administrative...................................      13,703       35,153       18,866
                                                         --------     --------     --------
              Total..................................    $588,795     $881,645     $553,384
                                                         ========     ========     ========

     Capital expenditures for oil and gas activities in 1995 of $547 million include 19 percent for proved property acquisitions, 59 percent for developmental drilling and 22 percent for exploration. Included in capital expenditures for oil and gas activities are exploration costs expensed under the successful efforts method of accounting and capitalized interest.

  Drilling Activity

     Drilling activity in 1995 was principally in the San Juan, Gulf Coast, Permian, Anadarko and Williston basins. Total drilling activity levels are consistent with those reported at year end 1994. Additionally, 1995 activity includes a 50 percent increase in workover activity and an increased focus on higher potential exploration and development projects with commensurately higher risk.

     The following table sets forth the Company's net productive and dry wells.

                                                               YEAR ENDED DECEMBER 31,
                                                             ---------------------------
                                                             1995       1994       1993
                                                             -----      -----      -----
        Productive wells:
          Exploratory.....................................    18.1       15.9        7.2
          Development.....................................   291.7      342.2      243.7
                                                             -----      -----      -----
                                                             309.8      358.1      250.9
                                                             -----      -----      -----
        Dry wells:
          Exploratory.....................................    15.8        3.7        9.0
          Development.....................................    37.8       13.3       11.6
                                                             -----      -----      -----
                                                              53.6       17.0       20.6
                                                             -----      -----      -----
                  Total net wells.........................   363.4      375.1      271.5
                                                             =====      =====      =====

     As of December 31, 1995, 20 gross wells, representing approximately 13 net wells, were being drilled.

  Asset Rationalization

     The Company focuses its acquisition activity in areas where it has production in order to maximize the efficiencies gained in combining operations or in new areas where the Company can transfer its technological expertise or take advantage of premium markets. In addition, the Company uses a selective acquisition process that emphasizes the purchase of reserves as well as properties having upside potential that can be developed by the utilization of both conventional and advanced technologies.

     As a component of its overall growth strategy, the Company acquired 187 BCFE of producing oil and gas properties at a cost of approximately $104 million during 1995. Approximately 45 percent of the reserves acquired during the year were located in the prolific Gulf Coast Basin. The Company will continue to pursue transactions which enable the consolidation of assets and increase operating efficiencies.

     In an effort to maintain its high quality asset base, the Company continues to divest marginal and non-strategic assets. During 1995, the Company divested over 4,300 working interest wells comprising approximately 14 percent of the Company's working interest well inventory. In addition, the Company conveyed its working interests in certain coal seam gas wells in August 1995. In February 1995, the Company completed the sale of its intrastate natural gas pipeline systems and its underground natural gas storage facility, including gas inventory, for approximately $80 million. The net proceeds after tax from all 1995 asset divestitures were approximately $146 million. The Company expects to continue divesting marginal and non-strategic assets in 1996.

PRODUCTIVE WELLS, DEVELOPED AND UNDEVELOPED ACREAGE

     Working interests in productive wells, developed acreage and undeveloped leasehold acreage at December 31, 1995 follow.

           PRODUCTIVE WELLS
--------------------------------------
       OIL                  GAS               DEVELOPED ACRES            UNDEVELOPED ACRES
-----------------    -----------------    ------------------------    ------------------------
 GROSS      NET       GROSS      NET        GROSS          NET          GROSS          NET
-------    ------    -------    ------    ----------    ----------    ----------    ----------
12,728     4,832     14,552     8,672     5,824,000     3,065,000     2,760,000     1,582,000

     Included in the productive wells data are 777 multiple completions. Excluded from the acreage data are approximately 7 million undeveloped acres of Company-owned oil and gas mineral rights, of which approximately 3 to 4 million acres are considered to have potential for oil and gas exploration.

OIL AND GAS PRODUCTION, PRICES AND PRODUCTION COSTS

     The Company's average daily production represents its net ownership after deduction of all royalty interests held by others but includes royalty interests and net profits interests owned by the Company. The Company's average natural gas price includes amounts from the sale of NGLs, less the actual costs incurred to gather, treat, process and transport the hydrocarbons to market. Following are production and prices.

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                            1995         1994         1993
                                                           ------       ------       ------
    Production:
      Gas (MMCF per day).................................   1,165        1,052          920
      Oil (MBbls per day)................................    48.0         45.6         41.9
    Average sales prices:
      Gas per MCF........................................  $ 1.25       $ 1.65       $ 1.87
      Oil per barrel.....................................   16.69        15.66        16.71
    Average production costs per MCFE....................     .51          .54          .56
    Depreciation, depletion and amortization rates per
      MCFE...............................................     .63          .62          .58

     In 1995, 1994 and 1993, approximately 58 percent, 66 percent and 69 percent, respectively, of the Company's gas production was transported to direct sale customers through EPNG's pipeline facilities. These transportation arrangements are pursuant to EPNG's approved Federal Energy Regulatory Commission ("FERC") tariffs applicable to all shippers. The Company expects to continue to transport a substantial portion of its future gas production through EPNG's pipeline system.

RESERVES

     The following table sets forth estimates by the Company's petroleum engineers of proved oil and gas reserves at December 31, 1995. These reserves have been reduced for royalty interests owned by others.

                                                          GAS        OIL        TOTAL
                                                         (BCF)     (MMBBLS)     (BCFE)
                                                         ------    --------     ------
        Proved Developed Reserves......................   4,543      168.1       5,552
        Proved Undeveloped Reserves....................     964       28.8       1,137
                                                          -----      -----       -----
                  Total Proved Reserves................   5,507      196.9       6,689
                                                          =====      =====       =====

     For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, see "Financial Statements and Supplementary Financial Information--Supplemental Oil and Gas Disclosures."

INTRASTATE PIPELINES AND NGLS

     The Company owns and operates gathering systems in several states. In February 1995, the Company completed the sale of its intrastate natural gas pipeline systems and its underground gas storage facility, including gas inventory, for approximately $80 million.

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                          1995       1994        1993
                                                          ----       -----       ----
                                                                     (BCF)
        Annual intrastate natural gas throughput:
             Company-owned production....................   1          16         19
             Third party production......................   1          49         41
        Third party gas transportation and gathering..... 107         132        139
                                                          ---         ---        ---
                  Total.................................. 109         197        199
                                                          ===         ===        ===

     The Company is engaged in the fractionation, transportation and marketing of NGLs which are sold to a variety of distributors, refiners and petrochemical users. NGL sales were 13.3 MMBbls, 12.7 MMBbls and 14.9 MMBbls, for the years ended December 31, 1995, 1994 and 1993, respectively.

MARKETING

     Marketing Strategy. In pursuit of its strategy to build long-term shareholder value for domestic hydrocarbons, the Company will continue to develop premium markets for its production. In addition, the Company adds value through such activities as processing, gathering, exchanging and transporting hydrocarbons for both itself and third parties. Financial instruments and fixed-price gas sales contracts are used from time to time in order to hedge the price of a portion of the Company's production.

     Wellhead Marketing. Substantially all of the Company's oil and gas production is sold on the spot market and under short-term contracts at market sensitive prices. Substantially all of the Company's gas production is sold to Meridian Oil Trading Inc. ("MOTI"), a wholly-owned marketing subsidiary of the Company. A majority of the Company's crude oil production is sold at the wellhead to third parties.

OTHER MATTERS

     Competition. The Company actively competes for reserve acquisitions, exploration leases and sales of oil and gas, frequently against companies with substantially larger financial and other resources. In its marketing activities, the Company competes with numerous companies for gas purchasing and processing contracts and for oil, gas and NGLs at several steps in the distribution chain. Competitive factors in the Company's business include price, contract terms, quality of service, pipeline access, transportation discounts and distribution efficiencies.

     Regulation of Oil and Gas Production, Sales and Transportation. Numerous departments and agencies, both federal and state, have issued rules and regulations governing the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial noncompliance penalties. State and federal statutes and regulations require drilling permits, drilling bonds and operating reports. Most states in which the Company operates also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and the establishment of maximum rates of production from oil and gas wells. Many states also limit production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company's properties.

     The Company operates various gathering systems and NGL pipelines. The United States Department of Transportation and comparable state agencies regulate, under various enabling statutes, the safety aspects of the transportation and storage activities of these facilities by prescribing safety and operating standards.

     The transportation of gas in interstate commerce is regulated by the FERC pursuant to the Natural Gas Act of 1938. All of the Company's sales of gas are "deregulated".

     The FERC has fully implemented its Order No. 636 series which fundamentally restructured the rates and operations of interstate pipeline companies. Additionally, the FERC has implemented new policies deregulating the field area services of affiliates of interstate pipeline companies. Both of these orders have been appealed.

     The FERC has instituted proceedings concerning offshore and interstate pipeline companies' incentive ratemaking. These proceedings are in their early stages. The Company does not expect that these proceedings will have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

     Filings of Reserve Estimates With Other Agencies. During 1995, the Company filed estimates of oil and gas reserves for the year 1994 with the Department of Energy. These estimates were not materially different from the reserve data presented herein.

                              CERTAIN DEFINITIONS

     Gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60(++)Fahrenheit. As used in this Form 10-K, "MCF" means thousand cubic feet, "MMCF" means million cubic feet, "BCF" means billion cubic feet, "MBbls" means thousands of barrels, "MMBbls" means millions of barrels, "MCFE" means thousand cubic feet of gas equivalent, "MMBTU" means million British thermal units, "BCFE" means billion cubic feet of gas equivalent and "TCFE" means trillion cubic feet of gas equivalent. Oil is converted into cubic feet of gas equivalent based on 6 MCF of gas to one barrel of oil. "NGL" means natural gas liquids. Proved reserves represent estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty can be recovered in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if shown to be economically producible by either actual production or conclusive formation tests. Reserves which require the use of improved recovery techniques for production are included in proved reserves if supported by a successful pilot project or the operation of an installed program. Proved developed reserves are the portion of proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are the portion of proved reserves which can be expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for completion. With respect to information on working interests in acreage and wells, "net" acreage and "net" oil and gas wells are obtained by multiplying "gross" acreage and "gross" oil and gas wells by the Company's working interest percentage in the properties.

EMPLOYEES

     The Company had 1,796 and 1,846 employees at December 31, 1995 and 1994, respectively.

                                   ITEM THREE

LEGAL PROCEEDINGS

     On May 25, 1995, the 270th Judicial District Court of Harris County, Texas entered an order in a lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc., et al. which allows the suit to be maintained as a class action on behalf of all royalty and overriding royalty interest owners in all Meridian properties and all working interest owners in properties operated by Meridian who have received payments from Meridian at any time from and after December 1, 1986 based upon wellhead sales of natural gas to MOTI. The lawsuit involves claims for unspecified actual and punitive damages based upon alleged breaches of duties owed to interest owners because of the use of Meridian corporate affiliates to gather, treat and market natural gas. The plaintiffs allege that Meridian's gas producing affiliates have sold natural gas to marketing affiliates at low inter-affiliate settlement prices which are then used as the basis for accounting to interest owners. Plaintiffs also allege that Meridian's pricing includes inappropriate deductions of inflated gathering and transportation costs. Meridian is vigorously defending this litigation and perfected an interlocutory appeal of the class certification order on May 30, 1995. This appeal effectively stays class action proceedings in the trial court until the appeal is completed. Oral argument in this appeal has been set for February 28, 1996.

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

     During the fourth quarter of 1995, no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT AND PRINCIPAL SUBSIDIARY

THOMAS H. O'LEARY, 61

     Chairman of the Board
     Burlington Resources Inc.
     December 1995 to Present

     Chairman of the Board, President and Chief Executive Officer, February 1993 to December 1995; Chairman of the Board and Chief Executive Officer, July 1992 to February 1993; Chairman of the Board, President and Chief Executive Officer, October 1990 to July 1992.

BOBBY S. SHACKOULS, 45

     President and Chief Executive Officer
     Burlington Resources Inc.
     December 1995 to Present

     President and Chief Executive Officer, Meridian Oil Inc., October 1994 to Present; Executive Vice President and Chief Operating Officer, Meridian Oil Inc., June 1993 to October 1994; President and Chief Operating Officer, Torch Energy Advisors, Inc., July 1991 to May 1993; Executive Vice President, Torch Energy Advisors, Inc., September 1988 to July 1991.

JOHN E. HAGALE, 39

     Executive Vice President and Chief Financial
       Officer
     Burlington Resources Inc.
     December 1995 to Present

     Executive Vice President and Chief Financial Officer, Meridian Oil Inc., March 1993 to Present; Senior Vice President and Chief Financial Officer, Burlington Resources Inc., April 1994 to December 1995; Vice President, Finance, Burlington Resources Inc., March 1992 to February 1993; Vice President, Taxes, Burlington Resources Inc., December 1990 to March 1992.

HAROLD E. HAUNSCHILD, 45

     Vice President, Human Resources
     Burlington Resources Inc.
     July 1992 to Present

     Executive Vice President, Human Resources and Administration
     Meridian Oil Inc.
     May 1993 to Present

     Assistant Vice President, Compensation and Benefits, Burlington Resources Inc., May 1988 to June 1992.

RANDOLPH P. MUNDT, 45

     Executive Vice President, Marketing
     Meridian Oil Inc.
     March 1995 to Present

     Senior Vice President, Operations, Meridian Oil Inc., October 1994 to March 1995; Senior Vice President, Acquisitions and Land, Meridian Oil Inc., July 1993 to October 1994; Senior Vice President, Strategic Planning and Asset Management, Meridian Oil Inc., December 1990 to July 1993.

C. RAY OWEN, 50

     Executive Vice President and Chief
       Operating Officer
     Meridian Oil Inc.
     October 1994 to Present

     Senior Vice President, Operations, Meridian Oil Inc., March 1993 to October 1994; Vice President, Regional Operations, Meridian Oil Inc., December 1990 to March 1993.

GERALD J. SCHISSLER, 51

     Executive Vice President, Law
     Burlington Resources Inc.
     December 1995 to Present

     Executive Vice President, Law and Corporate Affairs, Meridian Oil Inc., July 1993 to Present; Senior Vice President, Law, Burlington Resources Inc., December 1993 to December 1995; Consultant, June 1991 to July 1993; Senior Vice President, Law, Meridian Minerals Company, a subsidiary of Burlington Resources Inc., November 1987 to June 1991.

                                    PART II

                                   ITEM FIVE

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol "BR." At December 31, 1995, the number of common stockholders was 22,380.

     Information on common stock prices and quarterly dividends is shown on page 32.

                                    ITEM SIX

SELECTED FINANCIAL DATA

     The selected financial data for the Company set forth below for the five years ended December 31, 1995 should be read in conjunction with the Consolidated Financial Statements.

                                                 1995       1994       1993       1992       1991
                                                ------     ------     ------     ------     ------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
CONTINUING OPERATIONS FOR THE YEAR ENDED:
  Revenues....................................  $  873     $1,055     $1,043     $  943     $  813
  Operating Income (Loss).....................    (467)       175        256        240        177
  Income (Loss)...............................    (280)       154        256        190        100
  Earnings (Loss) per Common Share(a).........   (2.20)      1.20       1.96       1.44        .75
  Cash Dividends Declared per Common
     Share(b).................................     .55        .55        .55        .60        .70
AT YEAR END:
  Total Assets(c).............................  $4,165     $4,809     $4,448     $4,470     $5,480
  Long-term Debt..............................   1,350      1,309        819      1,003      1,298
  Stockholders' Equity(c).....................   2,220      2,568      2,608      2,406      2,907
  Common Shares Outstanding...................     127        127        130        129        131

---------------

(a) Excluding the non-cash charge related to the adoption of Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("SFAS No. 121") totaling $(2.39) per share, Earnings (Loss) per Common Share would have been $.19 in 1995. Excluding non-recurring items totaling $.47, $.24, and $.08 per share, Earnings (Loss) per Common Share would have been $1.49, $1.20 and $.67 in 1993, 1992, and 1991, respectively.

(b) On January 13, 1993, the Company increased its quarterly dividend rate to $.1375 per share. In July 1992, the quarterly dividend rate was reduced to $.125 per share to reflect the June 30, 1992 spin-off of EPNG to the Company's stockholders.

(c) In 1995, as a result of the impairment of oil and gas assets related to the adoption of SFAS No. 121, the Company recognized a non-cash, pretax charge of $490 million ($304 million after tax). On June 30, 1992, the Company distributed its EPNG common stock to the Company's stockholders of record as of June 15, 1992. The distribution was accounted for as a $575 million non-cash dividend.

                                   ITEM SEVEN

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

     The Company's total long-term debt to capital (long-term debt and stockholders' equity) ratio at December 31, 1995 and 1994 was 38 and 34 percent, respectively. In March 1995, the Company issued $150 million of 8.20% Notes due March 15, 2025. The net proceeds were used for general corporate purposes, including acquisition of oil and gas properties, repayment of commercial paper, capital expenditures and repurchases of the Company's common stock.

     The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in July 2000 and a $300 million revolving credit agreement that expires July 1996. The $300 million revolving credit agreement is renewable annually by mutual consent and was renewed in July 1995. As of December 31, 1995, there were no borrowings outstanding under the credit facilities, although borrowing capacity is reduced by outstanding commercial paper. At December 31, 1995, the Company had outstanding commercial paper borrowings of $152 million at an average interest rate of 6.15 percent. The Company had the capacity to borrow approximately $748 million under the credit facilities at December 31, 1995. In addition, the Company has $350 million of capacity under shelf registration statements filed with the Securities and Exchange Commission.

     During 1995, the Company repurchased 133 thousand shares of its common stock for $5 million. Since December 1988, the Company has repurchased 27.3 million shares under three 10 million share repurchase authorizations.

     Net cash provided by operating activities for 1995 was $452 million compared to $498 million and $455 million in 1994 and 1993, respectively. The decrease in 1995 compared to 1994 is primarily due to lower operating income partially offset by $39 million received in June 1995 from the sale of a receivable related to a claim resulting from the breach of a take-or-pay gas contract and other working capital changes. The increase in 1994 compared to 1993 is primarily due to working capital changes partially offset by decreased operating income.

     The Company continues to divest marginal and non-strategic assets to maintain its high quality asset base. During 1995, the Company divested over 4,300 working interest wells comprising approximately 14 percent of the Company's working interest well inventory. In addition, the Company conveyed its working interests in certain coal seam gas wells in August 1995. In February 1995, the Company completed the sale of its intrastate natural gas pipeline systems and its underground natural gas storage facility, including gas inventory, for approximately $80 million. The net proceeds after tax, from all 1995 asset divestitures were approximately $146 million. The Company expects to continue divesting marginal and non-strategic assets in 1996.

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

CAPITAL EXPENDITURES AND RESOURCES

     Capital expenditures during 1995 totaled $589 million compared to $882 million and $553 million in 1994 and 1993, respectively. The Company spent $104 million for producing property acquisitions in 1995 compared to $479 million and $270 million in 1994 and 1993, respectively. The Company spent $443 million on internal development and exploration during 1995 compared to $331 million and $231 million in 1994 and 1993, respectively.

     Capital expenditures for 1996, projected to be approximately $530 million, are expected to be primarily for development and exploration of oil and gas properties, reserve acquisitions, and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flow supplemented, if needed, by external financing.

     The Company anticipates continued increases in gas production. The increased availability of gas will be a result of the continuing development of the Company's gas reserves, exploration of undeveloped acreage and the Company's producing property acquisition program. The Company expects to market its additional gas production in the Gulf Coast, the Midwest, the East Coast and its traditional California market.

MARKETING

     Marketing Strategy. In pursuit of its strategy to build long-term shareholder value for domestic hydrocarbons, the Company will continue to develop premium markets for its production. In addition, the Company adds value through such activities as processing, gathering, exchanging and transporting hydrocarbons for both itself and third parties. Financial instruments and fixed-price gas sales contracts are used from time to time in order to hedge the price of a portion of the Company's production.

     Wellhead Marketing. Substantially all of the Company's oil and gas production is sold on the spot market and under short-term contracts at market sensitive prices. Substantially all of the Company's gas production is sold to Meridian Oil Trading Inc. ("MOTI"), a wholly-owned marketing subsidiary of the Company. A majority of the Company's crude oil production is sold at the wellhead to third parties.

DIVIDENDS

     On January 10, 1996, the Board of Directors declared a common stock quarterly dividend of $.1375 per share, payable April 1, 1996. Dividend levels are determined by the Board of Directors based on profitability, capital expenditures, financing and other factors. The Company declared cash dividends on common stock totaling approximately $70 million during 1995.

RESULTS OF OPERATIONS

     Year Ended December 31, 1995 Compared With Year Ended December 31, 1994

     The Company reported a net loss of $280 million or $2.20 per share in 1995 compared to net income of $154 million or $1.20 per share in 1994. The 1995 results include a $2.39 per share non-cash charge resulting from the Company's adoption of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("SFAS No. 121").

     Revenues were $873 million in 1995 compared to $1,055 million in 1994. Gas sales volumes improved 11 percent to 1,165 MMCF per day and oil sales volumes improved 5 percent to 48 MBbls per day which increased revenues $68 million and $14 million, respectively. Gas and oil sales volumes increased primarily due to continued development and exploration of the Company's oil and gas properties and producing property acquisitions. Average oil prices increased by 7 percent to $16.69 per barrel which increased revenues by $18 million. The revenue increases were more than offset by a 24 percent decline in 1995 average gas sales prices to $1.25 per MCF which decreased revenues

$170 million. Additionally, intrastate natural gas sales declined $96 million due to the sale of the intrastate pipeline systems in February 1995 and other revenues declined $9 million.

     Costs and Expenses were $1,340 million in 1995 compared to $880 million in 1994. The increase was primarily due to a non-cash charge of $490 million related to the impairment of oil and gas properties, a $38 million increase in production related expenses and an $18 million increase in exploration costs. The non-cash charge resulted from the Company's adoption of SFAS No. 121 effective as of September 30, 1995. The increases were partially offset by a $85 million reduction in intrastate natural gas purchases primarily due to the February 1995 sale of the intrastate pipeline systems.

     Interest Expense was $109 million in 1995 compared to $90 million in 1994. The increase was primarily due to additional long-term debt issued in March 1995 and May 1994.

     Other Income (Expense) -- Net was $700 thousand expense in 1995 compared to $6 million income in 1994.

     The effective income tax rate was a benefit of 52 percent in 1995 compared to a benefit of 71 percent in 1994. The beneficial tax rate in 1995 is due to a pretax loss and non-conventional fuel tax credits earned. The beneficial tax rate in 1994 is due to low pretax income relative to the amount of non-conventional fuel tax credits earned.

     Year Ended December 31, 1994 Compared With Year Ended December 31, 1993

     The Company reported net income in 1994 of $154 million or $1.20 per share compared to $256 million or $1.96 per share in 1993. The 1993 results include a total of $.47 per share from gains on the sale of the Burlington Resources Coal Seam Gas Royalty Trust (the "Trust") units, the exchange of Company debt for Anadarko Petroleum Corporation ("Anadarko") common stock and a charge to reflect the increase in the corporate income tax rate.

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

     Other Income -- Net was $6 million in 1994 compared to $126 million in 1993. The 1993 amount includes a $108 million gain on the sale of the Trust units and a $19 million gain from the exchange of Company debt for Anadarko common stock.

     The effective income tax rate was a benefit of 71 percent in 1994 compared to an expense of 17 percent in 1993. Without the additional tax expense associated with the non-recurring 1993 gains from the sale of the Trust units and the exchange of Company debt for Anadarko common stock and the non-recurring portion of the 1993 tax rate increase, the 1993 effective tax rate was a benefit of 7 percent. The higher 1994 beneficial tax rate is primarily due to lower 1994 pretax income relative to the non-conventional fuel tax credit earned.

OTHER MATTERS

     Effective September 30, 1995, the Company adopted SFAS No. 121 which requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of expected future cash flows from the use of the asset is less than the net book value of the asset.

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

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995.

     SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to continue using the accounting methods prescribed by APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The Company is currently evaluating the impact SFAS No. 123 will have on its financial position and results of operations and has not determined which accounting method will be applied.

                                   ITEM EIGHT

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                           BURLINGTON RESOURCES INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                        1995             1994             1993
                                                     ----------       ----------       ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...........................................  $  872,514       $1,054,847       $1,043,232
Costs and Expenses.................................   1,339,740          879,810          787,427
                                                     ----------       ----------       ----------
Operating Income (Loss)............................    (467,226)         175,037          255,805
Interest Expense...................................     108,865           90,291           72,799
Other Income (Expense) -- Net......................        (656)           5,523          125,570
                                                     ----------       ----------       ----------
Income (Loss) Before Income Taxes..................    (576,747)          90,269          308,576
Income Tax Expense (Benefit).......................    (297,102)         (63,977)          52,264
                                                     ----------       ----------       ----------
Net Income (Loss)..................................  $ (279,645)      $  154,246       $  256,312
                                                     ==========       ==========       ==========
Earnings (Loss) per Common Share...................  $    (2.20)      $     1.20       $     1.96
                                                     ==========       ==========       ==========

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                           CONSOLIDATED BALANCE SHEET

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
                                                                           (IN THOUSANDS)
ASSETS
Current Assets
  Cash and Short-term Investments...................................  $   20,473     $   19,898
  Accounts Receivable...............................................     209,669        193,825
  Inventories.......................................................      18,317         35,188
  Other Current Assets..............................................      16,528         17,191
                                                                      ----------     ----------
                                                                         264,987        266,102
                                                                      ----------     ----------
Oil and Gas Properties (Successful Efforts Method)..................   5,870,344      5,689,135
Other Properties....................................................     498,853        572,490
                                                                      ----------     ----------
                                                                       6,369,197      6,261,625
  Accumulated Depreciation, Depletion and Amortization..............   2,602,014      1,904,212
                                                                      ----------     ----------
     Properties -- Net..............................................   3,767,183      4,357,413
                                                                      ----------     ----------
Other Assets........................................................     132,590        185,095
                                                                      ----------     ----------
          Total Assets..............................................  $4,164,760     $4,808,610
                                                                      ==========     ==========
LIABILITIES
Current Liabilities
  Accounts Payable..................................................  $  213,598     $  177,956
  Taxes Payable.....................................................      59,055         47,080
  Accrued Interest..................................................      19,453         15,863
  Dividends Payable.................................................      17,407         17,434
  Other Current Liabilities.........................................      12,420          3,688
                                                                      ----------     ----------
                                                                         321,933        262,021
                                                                      ----------     ----------
Long-term Debt......................................................   1,350,319      1,309,137
                                                                      ----------     ----------
Deferred Income Taxes...............................................     110,075        480,648
                                                                      ----------     ----------
Other Liabilities and Deferred Credits..............................     162,011        188,763
                                                                      ----------     ----------
Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY

Common Stock, Par Value $.01 Per Share (Authorized 325,000,000
  Shares; Issued 150,000,000 Shares)................................       1,500          1,500
Paid-in Capital.....................................................   2,935,285      2,936,374
Retained Earnings...................................................     202,141        551,385
                                                                      ----------     ----------
                                                                       3,138,926      3,489,259
Cost of Treasury Stock (1995, 23,425,621 Shares;
  1994, 23,491,040 Shares)..........................................     918,504        921,218
                                                                      ----------     ----------
Common Stockholders' Equity.........................................   2,220,422      2,568,041
                                                                      ----------     ----------
          Total Liabilities and Common Stockholders' Equity.........  $4,164,760     $4,808,610
                                                                      ==========     ==========

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1995           1994           1993
                                                       ----------     ----------     ----------
                                                                    (IN THOUSANDS)
Cash Flows From Operating Activities
  Net Income (Loss).................................   $(279,645)     $ 154,246      $ 255,174
  Adjustments to Reconcile Net Income (Loss) to Net
     Cash Provided By Operating Activities
     Depreciation, Depletion and Amortization.......     372,602        337,421        285,258
     Deferred Income Taxes..........................    (370,573)       (86,118)         2,438
     Exploration Costs..............................      51,382         32,983         28,173
     Impairment of Oil and Gas Properties...........     490,000             --             --
  Working Capital Changes
       Accounts Receivable..........................     (15,844)        24,536         17,294
       Inventories..................................      16,871        (11,234)        (4,940)
       Other Current Assets.........................         663         (2,619)        69,165
       Accounts Payable.............................      35,642        (12,533)       (24,649)
       Taxes Payable................................      11,975        (11,292)        (1,761)
       Accrued Interest.............................       3,590          3,787         (4,549)
       Other Current Liabilities....................       8,705        (17,558)       (19,062)
  Gain on Sales and Other...........................     126,630         86,632       (147,130)
                                                       ---------      ---------      ---------
          Net Cash Provided By Operating
            Activities..............................     451,998        498,251        455,411
                                                       ---------      ---------      ---------
Cash Flows From Investing Activities
  Additions to Properties...........................    (588,795)      (881,645)      (553,384)
  Proceeds from Sales and Other.....................     182,453         82,831        222,556
                                                       ---------      ---------      ---------
          Net Cash Used In Investing Activities.....    (406,342)      (798,814)      (330,828)
                                                       ---------      ---------      ---------
Cash Flows From Financing Activities
  Proceeds from Long-term Financing.................     150,000        488,596             --
  Reduction in Long-term Debt.......................    (107,994)            --       (183,610)
  Dividends Paid....................................     (69,644)       (71,010)       (69,711)
  Treasury Stock Transactions -- Net................       2,714       (123,175)        30,999
  Other.............................................     (20,157)         6,266         85,794
                                                       ---------      ---------      ---------
          Net Cash Provided By (Used In) Financing
            Activities..............................     (45,081)       300,677       (136,528)
                                                       ---------      ---------      ---------
Increase (Decrease) in Cash and Short-term
  Investments.......................................         575            114        (11,945)
Cash and Short-term Investments
  Beginning of Year.................................      19,898         19,784         31,729
                                                       ---------      ---------      ---------
  End of Year.......................................   $  20,473      $  19,898      $  19,784
                                                       =========      =========      =========

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                                                                       COST OF       COMMON
                                     COMMON    PAID-IN    RETAINED    TREASURY    STOCKHOLDERS'
                                     STOCK     CAPITAL    EARNINGS      STOCK        EQUITY
                                     ------   ---------   ---------   ---------   -------------
                                                           (IN THOUSANDS)
Balance, December 31, 1992.......... $1,500   $2,950,722  $282,610   $(829,042)   $2,405,790
  Net Income........................                       256,312                   256,312
  Cash Dividends ($.55 per share)...                       (71,255)                  (71,255)
  Stock Purchases (1,139,900
     shares)........................                                   (45,280)      (45,280)
  Stock Option Activity and Other...             (13,788)               76,279        62,491
                                     ------   ----------  --------   ---------    ----------
Balance, December 31, 1993..........  1,500    2,936,934   467,667    (798,043)    2,608,058
  Net Income........................                       154,246                   154,246
  Cash Dividends ($.55 per share)...                       (70,528)                  (70,528)
  Stock Purchases (3,139,600
     shares)........................                                  (122,007)     (122,007)
  Stock Option Activity and Other...                (560)               (1,168)       (1,728)
                                     ------   ----------  --------   ---------    ----------
Balance, December 31, 1994..........  1,500    2,936,374   551,385    (921,218)    2,568,041
  Net Loss..........................                      (279,645)                 (279,645)
  Cash Dividends ($.55 per share)...                       (69,599)                  (69,599)
  Stock Purchases (132,900
     shares)........................                                    (4,791)       (4,791)
  Stock Option Activity and Other...              (1,089)                7,505         6,416
                                     ------   ----------  --------   ---------    ----------
Balance, December 31, 1995.......... $1,500   $2,935,285  $202,141   $(918,504)   $2,220,422
                                     ======   ==========  ========   =========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

  Principles of Consolidation and Reporting

     The consolidated financial statements include the accounts of Burlington Resources Inc. and its majority owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. Due to the nature of financial reporting, management makes estimates and assumptions in preparing the consolidated financial statements. The financial statements for previous periods include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on previously reported net income or stockholders' equity.

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

     Prior to the adoption of Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS" No. 121") as of September 30, 1995, the Company limited the total amount of unamortized capitalized costs to the aggregate value of future net revenues, based on current prices and costs. Under SFAS No. 121, the unamortized capital costs at a field level are reduced to fair value if the sum of expected future cash flows generated is less than net book value.

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

  Hedging and Related Activities

     In order to mitigate the risk of market price fluctuations, futures and options transactions may be entered into as hedges of the Company's oil and gas production. Changes in the market value of futures and options transactions entered into as hedges are deferred until the gain or loss is recognized on the hedged transactions. The Company also enters into gas swap agreements to hedge oil or gas and from time to time to convert fixed price gas sales contracts to market-sensitive contracts. Gains or losses resulting from these transactions are recognized in the Company's Consolidated Statement of Income as the related physical production is delivered.

  Credit and Market Risks

     The Company manages and controls market and counterparty credit risk through established formal internal control procedures which are reviewed on an ongoing basis. The Company attempts to minimize credit-risk exposure to counterparties through formal credit policies, monitoring procedures and through establishment of valuation reserves related to counterparty credit risk. In the normal course of business, collateral is not required for financial instruments with credit risk.

  Income Taxes

     Income taxes are provided based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are provided in order to reflect the tax consequences in future years of differences between the financial statement and tax basis of assets and liabilities at each year end. Tax credits are accounted for under the "flow-through" method, which reduces the provision for income taxes in the year the tax credits are earned.

  Earnings per Common Share

     Earnings per common share is based on the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding was 127 million, 129 million, and 131 million for the years 1995, 1994, and 1993, respectively.

2.  MARKETING ACTIVITIES

     The Company's marketing activities include the purchase and resale of oil, gas and NGLs in addition to the marketing of its own production. The costs and expenses of third party product marketing consist primarily of the cost of product purchased and transportation costs. These costs are netted against the related marketing revenues for financial reporting purposes. The volumes of third party oil, gas and NGLs marketed follow.

                                                                  1995     1994     1993
                                                                  ----     ----     ----
        Oil (MBbls per day).....................................  272      467      405
        Gas (MMCF per day)......................................  604      549      526
        NGLs (MBbls per day)....................................   12       11       20

  Hedging and Related Transactions

     Swap Agreements -- These agreements require the Company and its counterparties to exchange payment streams based on the difference between fixed and market-sensitive gas prices. The Company enters into swap contracts to hedge the Company's underlying production. Additionally, the Company utilizes swap contracts as a risk management tool for fixed-price contracts entered into to accommodate the needs of its customers, which results in the Company effectively selling its production at market-sensitive prices.

     In 1993, the Company entered into a gas swap agreement to offset the effects of a long-term fixed-price contract of natural gas. When taking into account the gas swap and the original fixed-price contract, the Company is a fixed-price payor and receivor on substantially the same volume of gas at the same price. The financial result is that there will be no gain or loss on these transactions.

     The Company is a fixed-price payor on approximately 4 BCF of gas at prices ranging from $1.36 to $2.04 per MMBTU. These transactions convert fixed-price contracts to market-sensitive contracts. The Company is a fixed-price receivor on approximately 7 BCF of gas at prices ranging from $1.86 to $2.08 per MMBTU. These transactions are a hedge of the Company's underlying production. The deferred loss on these types of transactions as of December 31, 1995 was $5.2 million. This opportunity loss will be substantially offset in the cash market when the hedged commodity is delivered in 1996, which has the effect of fixing the price at which the commodity is sold.

     Futures Contracts Sold -- The Company sells oil and gas futures contracts on the New York Mercantile Exchange ("NYMEX"). These contracts allow the Company to sell oil and gas at a future date for a specified price. Futures contracts which are sold are accounted for as hedges of the Company's underlying production. The crude oil positions outstanding as of December 31, 1995 totaled 740 MBbls (which approximates 4 percent of the Company's 1995 production) at NYMEX prices ranging from $17.50 to $18.50 per Bbl for production through April 1996. The natural gas positions outstanding as of December 31, 1995 totaled 6 BCF (which approximates 1 percent of the Company's 1995 production) at NYMEX prices ranging from $2.10 to $2.74 per MMBTU for production through March 1996. The deferred loss on futures contracts as of December 31, 1995 was $5.9 million. This opportunity loss will be substantially offset in the cash market when the hedged commodity is delivered in 1996, which has the effect of fixing the price at which the commodity is sold.

3. INCOME TAXES

     The provision (benefit) for income taxes follows.

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                         1995             1994            1993
                                                       ---------        --------        --------
                                                                     (IN THOUSANDS)
Current:
  Federal............................................  $  61,168        $ 23,320        $ 39,424
  State..............................................     12,303          (1,179)         10,402
                                                        --------        --------        --------
                                                          73,471          22,141          49,826
                                                        --------        --------        --------
Deferred:
  Federal............................................   (331,286)        (88,772)        (14,934)
  Enacted federal tax rate change....................         --              --          15,558
  State..............................................    (39,287)          2,654           1,814
                                                        --------        --------        --------
                                                        (370,573)        (86,118)          2,438
                                                        --------        --------        --------
          Total......................................  $(297,102)       $(63,977)       $ 52,264
                                                        ========        ========        ========

     Reconciliation of the federal statutory income tax rate to the effective income tax rate follows.

                                                                     YEAR ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                  1995         1994        1993
                                                                  -----       ------       -----
Statutory rate.................................................   (35.0)%       35.0%       35.0%
State income taxes net of federal tax benefit..................    (3.0)         1.1         2.6
Tax credits....................................................   (14.5)      (103.3)      (25.0)
Enacted federal tax rate change................................      --           --         5.1
Other..........................................................     1.0         (3.7)        (.8)
                                                                  ------      ------       -----
          Effective rate.......................................   (51.5)%      (70.9)%      16.9%
                                                                  ======      ======       =====

     Deferred tax liabilities (assets) follow.

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                        1995           1994
                                                                      ---------      ---------
                                                                           (IN THOUSANDS)
Deferred liabilities
  Excess of book over tax basis of properties......................   $ 275,060      $ 600,253
  Financial accruals and provisions................................      15,861         30,769
                                                                      ---------      ---------
                                                                        290,921        631,022
Deferred assets
  AMT credits carryover............................................    (180,846)      (150,374)
                                                                      ---------      ---------
          Net deferred liability...................................   $ 110,075      $ 480,648
                                                                      =========      =========

     The above net deferred tax liabilities as of December 31, 1995 and 1994, include deferred state income tax liabilities of approximately $18 million and $57 million, respectively.

     As of December 31, 1995, the Alternative Minimum Tax ("AMT") credits carryover of approximately $181 million, related primarily to non-conventional fuel tax credits, is available to offset future regular tax liabilities. The AMT credits carryover has no expiration date. The benefit of the tax credits is recognized in net income (loss) for accounting purposes. The benefit is reflected in the current tax provision to the extent the Company is able to utilize the credits for tax return purposes.

4. LONG-TERM DEBT

     Long-term Debt follows.

                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                        1995            1994
                                                                     ----------      ----------
                                                                           (IN THOUSANDS)
Commercial Paper..................................................   $  151,596      $  259,590
Notes, 7.15%, due 1999............................................      300,000         300,000
Debentures, 8.20%, due 2025.......................................      150,000              --
Notes, 6 7/8%, due 1999...........................................      150,000         150,000
Notes, 8 1/2%, due 2001...........................................      150,000         150,000
Debentures, 9 1/8%, due 2021......................................      150,000         150,000
Notes, 9 5/8%, due 2000...........................................      150,000         150,000
Debentures, 9 7/8%, due 2010......................................      150,000         150,000
Other, including discounts -- net.................................       (1,277)           (453)
                                                                     ----------      ----------
          Total...................................................   $1,350,319      $1,309,137
                                                                     ==========      ==========

     Excluding commercial paper, the Company has debt maturities of $450 million and $150 million due in 1999 and 2000, respectively. The Company's commercial paper borrowings at December 31, 1995 had an average interest rate of 6.15 percent.

     The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in July 2000 and a $300 million revolving credit agreement that expires July 1996. The $300 million revolving credit agreement is renewable annually by mutual consent and was renewed in July 1995. Annual fees are .12 and .08 percent, respectively, of the commitments. At the Company's option, interest on borrowings is based on the prime rate or Eurodollar rates. The unused commitment under these agreements is available to cover certain debt due within one year; therefore, commercial paper is classified as long-term debt. Under the covenants of these agreements, debt cannot exceed 52.5 percent of the sum of debt and tangible net worth (as defined in the agreements). Additionally, tangible net worth cannot be less than $1.3 billion. As of December 31, 1995, there were no borrowings outstanding under these credit facilities although borrowing capacity is reduced by outstanding commercial paper. The Company had the capacity to borrow approximately $748 million under the credit facilities as of December 31, 1995. In addition, the Company has $350 million of capacity under shelf registration statements filed with the Securities and Exchange Commission.

5.  TRANSPORTATION ARRANGEMENTS WITH EL PASO NATURAL GAS COMPANY

     In 1995, 1994 and 1993, approximately 58 percent, 66 percent and 69 percent, respectively, of the Company's gas production was transported to direct sale customers through El Paso Natural Gas Company ("EPNG") pipeline facilities. These transportation arrangements are pursuant to EPNG's approved Federal Energy Regulatory Commission tariffs applicable to all shippers. The Company expects to continue to transport a substantial portion of its future gas production through EPNG's pipeline system. See Note 8 for demand charges paid to EPNG which provide the Company with firm and interruptible transportation capacity rights on interstate and intrastate pipeline systems.

6.  CAPITAL STOCK

     The Company's 1993 Stock Incentive Plan (the "1993 Plan") succeeds the Company's 1988 Stock Option Plan which expired by its terms in May 1993 but remains in effect for options granted prior to May 1993. The 1993 Plan provides for the grant of restricted stock, stock options and stock appreciation rights or limited stock appreciation rights (together "SARs").

     Under the 1993 Plan, options may be granted to officers and key employees at fair market value at the date of grant, exercisable in whole or part by the optionee after completion of at least one year of continuous employment from the grant date.

     Activity in the Company's stock option plans follows.

                                                                                    EXERCISE
                                                                  OPTIONS        PRICE PER SHARE
                                                                 ----------     -----------------
Balance, December 31, 1992....................................    4,633,829     $ 10.91 to $38.00
                                                                 ----------
  Granted.....................................................      489,000       44.00 to  47.56
  Exercised...................................................   (1,984,383)      10.91 to  34.68
  Cancelled...................................................     (205,273)      31.83 to  46.44
                                                                 ----------
Balance, December 31, 1993....................................    2,933,173       16.14 to  47.56
                                                                 ----------
  Granted.....................................................      430,200       33.88 to  45.69
  Exercised...................................................      (62,631)      21.54 to  38.00
  Cancelled...................................................     (154,407)      31.83 to  44.00
                                                                 ----------
Balance, December 31, 1994....................................    3,146,335       16.14 to  47.56
                                                                 ----------
  Granted.....................................................      415,600       39.63 to  39.94
  Exercised...................................................     (177,365)      16.14 to  38.00
  Cancelled...................................................      (31,300)      33.88 to  38.00
                                                                 ----------
Balance, December 31, 1995....................................    3,353,270     $ 21.54 to $47.56
                                                                 ==========

     At December 31, 1995, 2,943,670 options were exercisable at prices of $21.54 to $47.56 per share. At December 31, 1995, 8,806,746 shares are available for grant under the 1993 Plan.

  Stock Appreciation Rights

     The Company has granted SARs in connection with certain outstanding options under the 1988 Plan. SARs are subject to the same terms and conditions as the related options. A SAR entitles an option holder, in lieu of exercise of an option, to receive a cash payment equal to the difference between the option price and the fair market value of the Company's common stock based upon the plan provisions. To the extent the SAR is exercised, the related option is cancelled and to the extent the option is exercised the related SAR is cancelled. The outstanding SARs are exercisable only under certain circumstances related to significant changes in the ownership of the Company or its holdings, or certain changes in the constitution of its Board of Directors. At December 31, 1995, there were 647,148 SARs outstanding related to stock options with exercise prices ranging from $21.54 to $34.68 per share.

  Preferred Stock and Preferred Stock Purchase Rights

     The Company is authorized to issue 75,000,000 shares of preferred stock, par value $.01 per share, and as of December 31, 1995 there were no shares issued. On December 15, 1988, the Company's Board of Directors designated 3,250,000 of the authorized preferred shares as Series A Preferred Stock. Upon issuance each one-hundredth of a share of Series A Preferred Stock will have dividend and voting rights approximately equal to those of one share of Common Stock of the Company. In addition, on December 15, 1988, the Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company. The Rights were amended on February 23, 1989. The Rights become exercisable if, without the Company's prior consent, a person or group acquires securities having 15 percent or more of the voting power of all of the Company's voting securities (an "Acquiring Person") or ten days following the announcement of a tender offer which would result in such ownership. Each Right, when exercisable, entitles the registered holder to purchase from the Company one-hundredth of a share of Series A Preferred Stock at a price of $95 per one-hundredth of a share, subject to adjustment. If, after the Rights become exercisable, the Company were to be involved in a merger or other business combination in which its Common Stock was exchanged or changed or 50% or more of the Company's assets or earning power were sold, each Right would permit the holder to purchase, for the exercise price, stock of the acquiring company having a value of twice the exercise price (the "Merger Right"). In addition, except for certain permitted offers, if any person or group becomes an Acquiring Person, each Right would permit the purchase, for the exercise price, of Common Stock of the Company having a value of twice the exercise price (the "Subscription Right"). Rights owned by an Acquiring Person are void as they relate to the Subscription Right or the Merger Right. The Rights may be redeemed by the Company under certain circumstances until their expiration date for $0.05 per Right.

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

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1995          1994
                                                                        --------      --------
                                                                            (IN THOUSANDS)
Actuarial present value of benefit obligations
  Accumulated benefit obligation, including vested
     benefits of $101,084 and $85,599................................   $104,152      $ 88,060
                                                                         =======       =======
  Projected benefit obligation for service to date...................   $145,369      $116,839
Plan assets, primarily marketable equity and debt
  securities, at fair value..........................................   (112,739)      (92,935)
                                                                         -------       -------
Funded status of projected benefit obligation........................     32,630        23,904
Unrecognized net loss................................................    (44,483)      (34,712)
Unamortized net transition obligation................................     (3,456)       (4,038)
                                                                         -------       -------
Net prepaid pension asset............................................   $(15,309)     $(14,846)
                                                                         =======       =======

     The following information relates to the consolidated Company plans.

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                               1995         1994          1993
                                                              -------      -------      --------
                                                                        (IN THOUSANDS)
Pension cost for the plans includes the following
     components
  Service cost -- benefits earned during the period........   $ 5,808      $ 6,633      $  5,503
  Interest cost on projected benefit obligation............     9,311        9,395         8,926
  Actual (return)/loss on plan assets......................   (17,864)         409        (7,857)
  Net amortization and deferred amounts....................    11,781       (4,640)        3,851
                                                              -------      -------       -------
  Net pension cost.........................................   $ 9,036      $11,797      $ 10,423
                                                              =======      =======       =======

     The projected benefit obligation was determined using a weighted average discount rate of 7.50 percent in 1995 and 8.75 percent in 1994, and a rate of increase in future compensation levels of 5 percent. The expected long-term rate of return on plan assets was 9 percent in both 1995 and 1994.

8.  COMMITMENTS AND CONTINGENT LIABILITIES

  Demand Charges

     The Company has entered into contracts which provide firm and interruptible transportation capacity rights on interstate and intrastate pipeline systems. The remaining terms on these contracts range in terms from 1 to 12 years and require the Company to pay transportation demand charges regardless of the amount of pipeline capacity utilized by the Company. The Company paid $56 million, $51 million and $48 million of demand charges of which $43 million, $40 million and $40 million was paid to EPNG for the years ended December 31, 1995, 1994 and 1993, respectively.

     Future transportation demand charge commitments at December 31, 1995 follows.

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                        --------------
                                                                        (IN THOUSANDS)
        1996..........................................................     $ 58,211
        1997..........................................................       63,147
        1998..........................................................       56,669
        1999..........................................................       57,089
        2000..........................................................       42,596
        Thereafter....................................................      221,018
                                                                           --------
             Total....................................................     $498,730
                                                                           ========

  Lease Obligations

     The Company has operating leases for office space and other property and equipment. The Company incurred lease rental expense of $14 million, $17 million and $13 million for the years ended December 31, 1995, 1994, and 1993, respectively.

     Future minimum annual rental commitments at December 31, 1995 follow.

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                         --------------
                                                                         (IN THOUSANDS)
        1996..........................................................      $ 15,032
        1997..........................................................        13,667
        1998..........................................................        12,798
        1999..........................................................         9,643
        2000..........................................................         8,921
        Thereafter....................................................        78,644
                                                                            --------
             Total....................................................      $138,705
                                                                            ========

  Legal Proceedings

     On May 25, 1995, the 270th Judicial District Court of Harris County, Texas entered an order in a lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc., et al. which allows the suit to be maintained as a class action on behalf of all royalty and overriding royalty interest owners in all Meridian properties and all working interest owners in properties operated by Meridian who have received payments from Meridian at any time from and after December 1, 1986 based upon wellhead sales of natural gas to Meridian Oil Trading Inc. The lawsuit involves claims for unspecified actual and punitive damages based upon alleged breaches of duties owed to interest owners because of the use of Meridian corporate affiliates to gather, treat and market natural gas. The plaintiffs allege that Meridian's gas producing affiliates have sold natural gas to marketing affiliates at low inter-affiliate settlement prices which are then used as the basis for accounting to interest owners. Plaintiffs also allege that Meridian's pricing includes inappropriate deductions of inflated gathering and transportation costs. Meridian is vigorously defending this litigation and perfected an interlocutory appeal of the class certification order on May 30, 1995. This appeal effectively stays class action proceedings in the trial court until the appeal is completed. Oral argument in this appeal has been set for February 28, 1996.

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

9.  IMPAIRMENT OF OIL AND GAS PROPERTIES

     Effective September 30, 1995, the Company adopted SFAS No. 121 which requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of expected future cash flows from the use of the asset is less than the net book value of the asset.

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

10.  STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995.

     SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The Company is currently evaluating the impact SFAS No. 123 will have on its financial position and results of operations and has not determined which accounting method will be applied.

11.  OTHER INFORMATION

  Other Income (Expense) -- Net

     During 1995 and 1994, there were no single significant items included in Other Income (Expense)--Net. A summary of significant items included in Other Income (Expense) -- Net in 1993 follows.

        Gain on sale of Trust units.......................................  $107,800
        Gain on conversion of debt........................................    19,108
        Other -- net......................................................    (1,338)
                                                                            --------
                                                                            $125,570
                                                                            ========

  Supplemental Cash Flow Information

     The following is additional information concerning supplemental disclosures of cash flow activities.

                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1995        1994        1993
                                                       --------     -------     -------
                                                                (IN THOUSANDS)
        Interest Paid................................  $104,379     $85,599     $77,351
        Income Taxes Paid--Net.......................    60,518      40,966      39,948

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Burlington Resources Inc.

     We have audited the accompanying consolidated balance sheets of Burlington Resources Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and common stockholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burlington Resources Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995.

/s/ COOPERS & LYBRAND L.L.P.
Houston, Texas
January 10, 1996

                           BURLINGTON RESOURCES INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

                SUPPLEMENTAL OIL AND GAS DISCLOSURES--UNAUDITED

     The supplemental data presented herein reflects information for all of the Company's oil and gas producing activities.

     Capitalized costs for oil and gas producing activities follow.

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                     1995              1994
                                                                  ----------        ----------
                                                                         (IN THOUSANDS)
Proved properties...............................................  $5,830,201        $5,671,033
Unproved properties.............................................      40,143            18,102
                                                                  ----------        ----------
                                                                   5,870,344         5,689,135
Accumulated depreciation, depletion and amortization............   2,410,428         1,714,098
                                                                  ----------        ----------
          Net capitalized costs.................................  $3,459,916        $3,975,037
                                                                   =========         =========

     Costs incurred for oil and gas property acquisition, exploration and development activities follow.

                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               1995         1994         1993
                                                             ---------    ---------    ---------
                                                                       (IN THOUSANDS)
Property acquisition
  Unproved.................................................  $  38,348    $  21,679    $  10,816
  Proved...................................................    104,115      479,466      270,235
Exploration................................................     80,339       30,978       17,159
Development................................................    324,311      278,343      202,981
                                                             ---------    ---------    ---------
          Total costs incurred.............................  $ 547,113    $ 810,466    $ 501,191
                                                              ========     ========     ========

     Results of operations for oil and gas producing activities follow.

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1995          1994         1993
                                                            ---------     --------     --------
                                                                      (IN THOUSANDS)
Net revenues.............................................   $ 826,190     $905,465     $897,927
                                                            ---------     --------     --------
Production costs.........................................     269,710      261,453      240,220
Exploration and impairment costs.........................      51,382       32,983       28,173
Operating expenses.......................................     154,319      145,649      135,550
Depreciation, depletion and amortization.................     331,600      299,763      248,505
Impairment of oil and gas properties.....................     490,000           --           --
                                                            ---------     --------     --------
                                                            1,297,011      739,848      652,448
                                                            ---------     --------     --------
Operating income (loss)..................................    (470,821)     165,617      245,479
Income tax provision.....................................    (260,873)     (38,799)      26,582
                                                            ---------     --------     --------
Results of operations for oil and gas producing
  activities.............................................   $(209,948)    $204,416     $218,897
                                                            =========     ========     ========

     The following table reflects estimated quantities of proved oil and gas reserves. These reserves have been reduced for royalty interests owned by others. These reserves, virtually all located in the United States, have been estimated by the Company's petroleum engineers. The Company considers such estimates to be reasonable, however, due to inherent uncertainties, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.

                                                                              OIL       GAS
                                                                            (MMBBLS)   (BCF)
                                                                            --------   -----
PROVED DEVELOPED AND UNDEVELOPED RESERVES
  January 1, 1993.........................................................    155.5    5,071
     Revision of previous estimates.......................................      (.9)     (30)
     Extensions, discoveries and other additions..........................     12.0      361
     Production...........................................................    (15.3)    (336)
     Purchases of reserves in place(a)....................................     17.5      306
     Sales of reserves in place(b)........................................      (.6)    (151)
                                                                              -----    -----
  December 31, 1993.......................................................    168.2    5,221
     Revisions of previous estimates......................................     (1.4)     (44)
     Extensions, discoveries and other additions..........................     20.5      407
     Production...........................................................    (16.6)    (384)
     Purchases of reserves in place(c)....................................     19.7      379
     Sales of reserves in place(d)........................................     (6.3)     (78)
                                                                              -----    -----
  December 31, 1994.......................................................    184.1    5,501
     Revision of previous estimates.......................................      1.5      (33)
     Extensions, discoveries and other additions..........................     23.4      533
     Production...........................................................    (17.5)    (425)
     Purchases of reserves in place.......................................      9.3      131
     Sales of reserves in place(e)........................................     (3.9)    (200)
                                                                              -----    -----
  December 31, 1995.......................................................    196.9    5,507
                                                                              =====    =====
PROVED DEVELOPED RESERVES
  January 1, 1993.........................................................    141.8    4,204
  December 31, 1993.......................................................    149.8    4,381
  December 31, 1994.......................................................    161.9    4,584
  December 31, 1995.......................................................    168.1    4,543

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

(e) Includes the reserves associated with the August 1995 conveyance of working interests in coal seam gas wells.

     A summary of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves is shown below. Future net cash flows are computed using year end sales prices, costs and statutory tax rates (adjusted for tax credits and other items) that relate to the Company's existing proved oil and gas reserves.

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1995            1994
                                                                    -----------     -----------
                                                                          (IN THOUSANDS)
Future cash inflows..............................................   $11,609,000     $11,628,000
  Less related future
     Production costs............................................     3,451,000       3,505,000
     Development costs...........................................       529,000         466,000
     Income taxes................................................     1,401,000       1,320,000
                                                                    -----------     -----------
          Future net cash flows..................................     6,228,000       6,337,000
  10% annual discount for estimated timing of cash flows.........     3,044,000       3,339,000
                                                                    -----------     -----------
     Standardized measure of discounted future net cash flows....   $ 3,184,000     $ 2,998,000
                                                                    ===========     ===========

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves follows.

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1995           1994           1993
                                                         ----------     ----------     ----------
                                                                      (IN THOUSANDS)
January 1..............................................  $2,998,000     $3,124,000     $3,138,000
                                                         ----------     ----------     ----------
Revisions of previous estimates
  Changes in prices and costs..........................     (33,000)      (350,000)      (208,000)
  Changes in quantities................................     (22,000)       (20,000)         9,000
  Changes in rate of production........................     189,000        129,000       (105,000)
Additions to proved reserves resulting from extensions,
  discoveries and improved recovery, less related
  costs................................................     250,000        195,000        180,000
Purchases of reserves in place.........................      99,000        251,000        260,000
Sales of reserves in place.............................    (124,000)       (67,000)      (107,000)
Accretion of discount..................................     358,000        363,000        375,000
Sales of oil and gas, net of production costs..........    (556,000)      (644,000)      (578,000)
Net change in income taxes.............................      11,000        (80,000)        91,000
Other..................................................      14,000         97,000         69,000
                                                         ----------     ----------     ----------
Net change.............................................     186,000       (126,000)       (14,000)
                                                         ----------     ----------     ----------
December 31............................................  $3,184,000     $2,998,000     $3,124,000
                                                         ==========     ==========     ==========

                           BURLINGTON RESOURCES INC.

                      QUARTERLY FINANCIAL DATA--UNAUDITED

                                                   1995                                      1994
                                  --------------------------------------     -------------------------------------
                                    4TH      3RD        2ND        1ST         4TH       3RD      2ND        1ST
                                  -------   ------     ------    -------     -------   -------   ------    -------
                                                      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues........................  $   237   $  210     $  211    $   215     $   241   $   273   $  266    $   275
Operating Income (Loss)(b)......  $    20   $ (489)    $   --    $     2     $    21   $    39   $   46    $    69
Net Income (Loss)(a)............  $    23   $ (300)    $    2    $    (5)    $    52   $    21   $   33    $    48
Earnings (Loss) per Common
  Share.........................  $   .18   $(2.36)    $  .02    $  (.04)    $   .42   $   .16   $  .25    $   .37
Dividends Declared per Common
  Share.........................  $ .1375   $.1375     $.1375    $ .1375     $ .1375   $ .1375   $.1375    $ .1375
Common Stock Price Range:
  High..........................   41 1/4       42     41 1/2     40 3/4      42 5/8    41 7/8   45 5/8     49 5/8
  Low...........................   35 1/8   36 7/8     36 3/4     33 7/8      33 1/8    37 1/4   40 7/8     41 1/2

---------------

(a) The beneficial effective tax rates for the fourth quarters of 1995 and 1994 are primarily due to non-conventional fuel tax credits earned. The 1994 benefit included increased tax credits due to higher taxable income resulting from additional tax gains in the fourth quarter of 1994.

(b) In 1995, as a result of the Company's adoption of SFAS No. 121, the Company recognized a non-cash, pretax charge of $490 million.

                                   ITEM NINE

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                                    PART III

                              ITEMS TEN AND ELEVEN

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE COMPENSATION

     A definitive proxy statement for the 1996 Annual Meeting of Stockholders of Burlington Resources Inc. will be filed no later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference. Executive Officers of the Company are listed on page 9 of this Form 10-K.

                                  ITEM TWELVE

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

                                 ITEM THIRTEEN

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

                                 ITEM FOURTEEN

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                       PAGE
                                                                                       -----
    FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION
      Consolidated Statement of Income.................................................    15
      Consolidated Balance Sheet.......................................................    16
      Consolidated Statement of Cash Flows.............................................    17
      Consolidated Statement of Common Stockholders' Equity............................    18
      Notes to Consolidated Financial Statements.......................................    19
      Report of Independent Accountants................................................    28
      Supplemental Oil and Gas Disclosures -- Unaudited................................    29
      Quarterly Financial Data -- Unaudited............................................    32
    AMENDED EXHIBIT INDEX..............................................................     *

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

                                          BURLINGTON RESOURCES INC.

                                          By        BOBBY S. SHACKOULS
                                            -----------------------------------
                                                    Bobby S. Shackouls
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Resources Inc. and in the capacities and on the dates indicated.

       By     BOBBY S. SHACKOULS                President and Chief            January 10, 1996
          -------------------------------       Executive Officer, and
              Bobby S. Shackouls                Director

                JOHN E. HAGALE                  Executive Vice President and   January 10, 1996
          -------------------------------       Chief Financial Officer
                John E. Hagale

                HAYS R. WARDEN                  Vice President, Controller     January 10, 1996
          -------------------------------       and Chief Accounting Officer
                Hays R. Warden

               THOMAS H. O'LEARY                Chairman of the Board          January 10, 1996
          -------------------------------
               Thomas H. O'Leary

                 JOHN V. BYRNE                  Director                       January 10, 1996
          -------------------------------
                 John V. Byrne

               S. PARKER GILBERT                Director                       January 10, 1996
          -------------------------------
               S. Parker Gilbert

               JAMES F. McDONALD                Director                       January 10, 1996
          -------------------------------
               James F. McDonald

               DONALD M. ROBERTS                Director                       January 10, 1996
          -------------------------------
               Donald M. Roberts

               WALTER SCOTT, JR.                Director                       January 10, 1996
          -------------------------------
               Walter Scott, Jr.

                WILLIAM E. WALL                 Director                       January 10, 1996
          -------------------------------
                William E. Wall

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

     In the opinion of management, the financial statements are fairly stated, and, to that end, the Company maintains a system of internal controls which: provides reasonable assurance that transactions are recorded properly for the preparation of financial statements; safeguards assets against loss or unauthorized use; maintains accountability for assets; and requires proper authorization and accounting for all transactions. Management is responsible for the effectiveness of internal controls. This is accomplished through established codes of conduct, accounting and other control systems, policies and procedures, employee selection and training, appropriate delegation of authority and segregation of responsibilities. To further ensure compliance with established standards and related control procedures, the Company conducts a substantial corporate audit program.

     Our independent certified public accountants provide an objective independent review by their audit of the Company's financial statements. Their audit is conducted in accordance with generally accepted auditing standards and includes a review of internal accounting controls to the extent deemed necessary for the purposes of their audit.

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

January 10, 1996

                                               /s/ John E. Hagale
                                               -----------------------------
                                                      John E. Hagale
                                               Executive Vice President and
                                                 Chief Financial Officer

                                               /s/ Hays R. Warden
                                               -----------------------------
                                                      Hays R. Warden
                                              Vice President, Controller and
                                                 Chief Accounting Officer

                                  UNDERTAKINGS

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the registrant's Registration Statements on Form S-8, Nos. 33-22493 (filed June 15, 1988), 33-25807 (filed December 1, 1988), 33-26024
(filed December 12, 1988), 2-97533 (filed December 29, 1989), 33-33626 (filed
March 1, 1990), 33-46518 (filed March 19, 1992) and 33-53973 (filed June 3,
1994):

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

                           BURLINGTON RESOURCES INC.

                             AMENDED EXHIBIT INDEX

     The following exhibits are filed as part of this report.

EXHIBIT                                                                                  PAGE
NUMBER                                     DESCRIPTION                                  NUMBER
-------     --------------------------------------------------------------------------  ------
 3.1        Certificate of Incorporation of Burlington Resources Inc., as amended
            (Exhibit 3.1 to Form 8, filed March 1990).................................    *
 3.2        By-Laws of Burlington Resources Inc. as amended...........................
 4.1        Form of Rights Agreement dated as of December 16, 1988, between Burlington
            Resources Inc. and The First National Bank of Boston which includes, as
            Exhibit A thereto, the form of Certificate of Designation specifying terms of the Series A Preferred Stock and, as Exhibit B thereto, the form of
            Rights Certificate (Exhibit 1 to Form 8-A, filed December 1988)...........    *
            Amendment No. 1 to Form of Rights Agreement (Exhibit 2 to Form 8-K, filed
            March 1989)...............................................................    *
 4.2        Indenture, dated as of June 15, 1990, between the registrant and Citibank,
            N.A., including Form of Debt Securities (Exhibit 4.2 to Form 8, filed
            February 1992)............................................................    *
 4.3        Indenture, dated as of October 1, 1991, between the registrant and
            Citibank, N.A., including Form of Debt Securities (Exhibit 4.3 to Form 8,
            filed February 1992)......................................................    *
 4.4        Indenture, dated as of April 1, 1992, between the registrant and Citibank,
            N.A., including Form of Debt Securities (Exhibit 4.4 to Form 8, filed
            March 1993)...............................................................    *
10.1        The 1988 Burlington Resources Inc. Stock Option Incentive Plan as amended
            (Exhibit 10.4 to Form 8, filed March 1993)................................    *
10.2        Burlington Resources Inc. Incentive Compensation Plan as amended and restated October 1, 1994 (Exhibit 10.3 to Form 10-K, filed February
            1995).....................................................................    *
10.3        Burlington Resources Inc. Senior Executive Survivor Benefit Plan dated as
            of January 1, 1989 (Exhibit 10.11 to Form 8, filed February 1989).........    *
10.4        Burlington Resources Inc. Deferred Compensation Plan as amended and restated October 1, 1994 (Exhibit 10.6 to Form 10-K, filed February
            1995).....................................................................    *
10.5        Burlington Resources Inc. Supplemental Benefits Plan as amended and restated October 1, 1994 (Exhibit 10.8 to Form 10-K, filed February
            1995).....................................................................    *
10.6        Employment Contract between Burlington Resources Inc. and Thomas H.
            O'Leary (Exhibit 10.14 to Form 8, filed February 1989)....................    *
            Amendment to Employment Contract between Burlington Resources Inc. and
            Thomas H. O'Leary (Exhibit 10.14 to Form 8, filed March 1990).............    *
            Amendment to Employment Contract between Burlington Resources Inc. and
            Thomas H. O'Leary (Exhibit 10.15 to Form 8, filed February 1992)..........    *
            Amendment to Employment Contract between Burlington Resources Inc. and
            Thomas H. O'Leary (Exhibit 10.8 to Form 10-K, filed February 1994)........    *
            Amendment to Employment Contract between Burlington Resources Inc. and
            Thomas H. O'Leary (Exhibit 10.10 to Form 10-K, filed February 1995).......    *
            Amendment to Employment Contract between Burlington Resources Inc. and
            Thomas H. O'Leary.........................................................
10.7        Employment Contract between Burlington Resources Inc. and Bobby S.
            Shackouls.................................................................

EXHIBIT                                                                                  PAGE
NUMBER                                     DESCRIPTION                                  NUMBER
-------     --------------------------------------------------------------------------  ------
10.8        Burlington Resources Inc. Compensation Plan for Non-Employee Directors
            (Exhibit 10.18 to Form S-8, No. 33-33626, filed March 1990)...............    *
            Amendment No. 1 to Burlington Resources Inc. Compensation Plan for Non-
            Employee Directors (Exhibit 10.19 to Form 8, filed February 1992).........    *
10.9        Burlington Resources Inc. Key Executive Severance Protection Plan as
            amended June 8, 1989 (Exhibit 10.20 to Form 8, filed February 1992).......    *
10.10       Burlington Resources Inc. Retirement Savings Plan (Exhibits to Form S-8,
            No. 2-97533, filed December 1989).........................................    *
            Amendment No. 1 to Burlington Resources Inc. Retirement Savings Plan (Ex-
            hibit 10.15 to Form 8, filed March 1993)..................................    *
            Amendment No. 2 to Burlington Resources Inc. Retirement Savings Plan (Ex-
            hibit 10.21 to Form 8, filed February 1992)...............................    *
            Amendment No. 3 to Burlington Resources Inc. Retirement Savings Plan (Ex-
            hibit 10.15 to Form 8, filed March 1993)..................................    *
            Amendment No. 4 to Burlington Resources Inc. Retirement Savings Plan......
10.11       Burlington Resources Inc. Retirement Income Plan for Directors (Exhibit
            10.21 to Form 8, filed February 1991).....................................    *
10.12       Burlington Resources Inc. Phantom Stock Plan for Non-Employee Directors,
            Effective March 21, 1996..................................................
10.13       Burlington Resources Inc. 1991 Director Charitable Award Plan, dated as of
            January 16, 1991 (Exhibit 10.22 to Form 8, filed February 1991)...........    *
10.14       Master Separation Agreement and documents related thereto dated January
            15, 1992 by and among Burlington Resources Inc., El Paso Natural Gas
            Company and Meridian Oil Holding Inc., including exhibits (Exhibit 10.24
            to Form 8, filed February 1992)...........................................    *
10.15       Burlington Resources Inc. 1992 Stock Option Plan for Non-employee
            Directors (Exhibit 28.1 of Form S-8, No. 33-46518, filed March 1992)......    *
10.16       Burlington Resources Inc. Key Executive Retention Plan and Amendments No.
            1 and 2 (Exhibit 10.20 to Form 8, filed March 1993).......................    *
            Amendments No. 3 and 4 to the Burlington Resources Inc. Key Executive
            Retention Plan (Exhibit 10.17 to Form 10-K, filed February 1994)..........    *
10.17       Burlington Resources Inc. 1992 Performance Share Unit Plan (Exhibit 10.21
            to Form 8, filed March 1993)..............................................    *
10.18       Burlington Resources Inc. Severance Plan and Amendments No. 1 and 2 (Ex-
            hibit 10.22 to Form 8, filed March 1993)..................................    *
            Amendments No. 3, 4 and 5 to the Burlington Resources Inc. Severance Plan
            (Exhibit 10.20 to Form 10-K, filed February 1994).........................    *
10.19       Burlington Resources Inc. 1993 Stock Incentive Plan (Exhibit 10.22 to Form
            10-K, filed February 1994)................................................    *
10.20       Petrotech Long Term Incentive Plan (Exhibit 10.22 to Form 10-K, filed
            February 1995)............................................................    *
10.21       Burlington Resources Inc. 1994 Restricted Stock Exchange Plan (Exhibit
            10.23 to Form 10-K, filed February 1995)..................................    *

EXHIBIT                                                                                  PAGE
NUMBER                                     DESCRIPTION                                  NUMBER
-------                                                                                 ------
10.22       $300 million Short-term Revolving Credit Agreement, dated as of July 20,
            1994, between Burlington Resources Inc. and Citibank, N.A., as agent
            (Exhibit 10.24 to Form 10-K, filed February 1995).........................    *
10.23       Amended and Restated $600 million Long-term Revolving Credit Agreement, dated as of July 14, 1995, between Burlington Resources Inc. and Citibank,
            N.A. as agent.............................................................
11.1        Earnings (Loss) Per Share.................................................
12.1        Ratio of Earnings to Fixed Charges........................................
21.1        Subsidiaries of the Registrant............................................
23.1        Consent of Independent Accountants........................................
27.1        Financial Data Schedule...................................................    **

---------------

 *Exhibit incorporated by reference as indicated.

**Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR System.