Form 10-Q
period 1996-03-31
BURLINGTON RESOURCES INC
filed 1996-05-13
CIK 833320

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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


            Yes              X                       No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             Class                               Outstanding

            Common Stock, par value $.01 per share,
                   as of  March 31, 1996                         126,125,935

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                          FIRST QUARTER
                                               ---------------------------------
                                                  1996                 1995
                                               ------------         ------------

                                            (Dollars in Millions, Except per Share Amounts)

Revenues .........................................     $ 255             $ 215

Costs and Expenses ...............................       192               213
                                                       -----             -----

Operating Income .................................        63                 2
Interest Expense .................................        28                26
                                                       -----             -----

Income (Loss) Before Income Taxes ................        35               (24)
Income Tax Benefit ...............................        (3)              (19)
                                                       -----             -----

Net Income (Loss) ................................     $  38             $  (5)
                                                       -----             -----
                                                       -----             -----


Earnings (Loss) per Common Share .................     $ .30             $(.04)
                                                       -----             -----
                                                       -----             -----




          See accompanying Notes to Consolidated Financial Statements.

                                      -2-

                            BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                           March 31,        December 31,
                                                                             1996              1995
                                                                          ------------      ------------

                                                                             (Dollars in Millions)
Current Assets
  Cash and Short-term Investments ...................................     $   22             $   20
  Accounts Receivable ...............................................        187                210
  Inventories .......................................................         27                 18
  Other Current Assets ..............................................         17                 17
                                                                          ------             ------
                                                                             253                265
                                                                          ------             ------

Oil & Gas Properties (Successful Efforts Method) ....................      5,890              5,870
Other Properties ....................................................        507                499
                                                                          ------             ------
                                                                           6,397              6,369
  Accumulated Depreciation, Depletion and Amortization ..............      2,621              2,602
                                                                          ------             ------
    Properties - Net ................................................      3,776              3,767
                                                                          ------             ------

Other Assets ........................................................        133                133
                                                                          ------             ------
      Total Assets ..................................................     $4,162             $4,165
                                                                          ------             ------
                                                                          ------             ------


LIABILITIES
Current Liabilities
  Accounts Payable ..................................................     $  209             $  214
  Taxes Payable .....................................................         68                 59
  Accrued Interest ..................................................         35                 20
  Dividends Payable .................................................         18                 17
  Other Current Liabilities .........................................         31                 12
                                                                          ------             ------
                                                                             361                322
                                                                          ------             ------

Long-term Debt ......................................................      1,350              1,350
                                                                          ------             ------
Deferred Income Taxes ...............................................         93                110
                                                                          ------             ------
Other Liabilities and Deferred Credits ..............................        134                163
                                                                          ------             ------

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.01 Per Share
  (Authorized 325,000,000 shares;  Issued 150,000,000 shares) .......          2                  2
Paid-in Capital .....................................................      2,935              2,935
Retained Earnings ...................................................        222                202
                                                                          ------             ------
                                                                           3,159              3,139
Cost of Treasury Stock
  (23,874,065 and 23,425,621 shares for 1996 and 1995, respectively)         935                919
                                                                          ------             ------
Common Stockholders' Equity .........................................      2,224              2,220
                                                                          ------             ------
      Total Liabilities and Common Stockholders' Equity .............     $4,162             $4,165
                                                                          ------             ------
                                                                          ------             ------



          See accompanying Notes to Consolidated Financial Statements.


                            BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS
                                                                             -------------------------------
                                                                                1996               1995
                                                                             ------------       ------------

                                                                                (Dollars in Millions)

Cash Flows From Operating Activities
  Net Income (Loss) ......................................................   $  38             $  (5)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided By Operating Activities
    Depreciation, Depletion and Amortization .............................      81                96
    Deferred Income Taxes ................................................     (17)              (24)
    Exploration Costs ....................................................      10                 7
    Working Capital Changes
      Accounts Receivable ................................................      23                33
      Inventories ........................................................      (9)               16
      Other Current Assets ...............................................      --                (6)
      Accounts Payable ...................................................      (5)              (63)
      Taxes Payable ......................................................       9                (9)
      Accrued Interest ...................................................      15                17
      Other Current Liabilities ..........................................      20                (1)
   Other .................................................................     (34)               40
                                                                             -----             -----
          Net Cash Provided By Operating Activities ......................     131               101
                                                                             -----             -----

Cash Flows From Investing Activities
  Additions to Properties ................................................    (122)             (141)
  Proceeds from Sales and Other ..........................................      37                85
                                                                             -----             -----
          Net Cash Used In Investing Activities ..........................     (85)              (56)
                                                                             -----             -----

Cash Flows From Financing Activities
  Proceeds from Long-term Financing ......................................     150               150
  Reduction in Long-term Debt ............................................    (149)             (107)
  Dividends Paid .........................................................     (17)              (17)
  Treasury Stock Transactions - Net ......................................     (16)                1
  Other ..................................................................     (12)              (47)
                                                                             -----             -----
          Net Cash Used In Financing Activities ..........................     (44)              (20)
                                                                             -----             -----

Increase in Cash and Short-term Investments ..............................       2                25
Cash and Short-term Investments
  Beginning of Year ......................................................      20                20
                                                                             -----             -----
  End of Period ..........................................................   $  22             $  45
                                                                             -----             -----
                                                                             -----             -----



          See accompanying Notes to Consolidated Financial Statements.

                                      -4-

                            BURLINGTON RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.     BASIS OF PRESENTATION

     The 1995 Annual Report on Form 10-K of Burlington Resources Inc. (the "Company") includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q. The statements for the periods presented herein are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

         Earnings (loss) per common share is based on the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding was 127 million for the first three months of 1996 and 1995.


2.     COMMITMENTS AND CONTINGENT LIABILITIES

         On May 25, 1995, the 270th Judicial District Court of Harris County, Texas entered an order in a lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc., et al. which allows the suit to be maintained as a class action on behalf of all royalty and overriding royalty interest owners in all Meridian properties and all working interest owners in properties operated by Meridian who have received payments from Meridian at any time from and after December 1, 1986 based upon wellhead sales of natural gas to Meridian Oil Trading Inc. The lawsuit involves claims for unspecified actual and punitive damages based upon alleged breaches of duties owed to interest owners because of the use of Meridian corporate affiliates to gather, treat and market natural gas. The plaintiffs allege that Meridian's gas producing affiliates have sold natural gas to marketing affiliates at low inter-affiliate settlement prices which are then used as the basis for accounting to interest owners. Plaintiffs also allege that Meridian's pricing includes inappropriate deductions of inflated gathering and transportation costs. Meridian is vigorously defending this litigation and perfected an interlocutory appeal of the class certification order on May 30, 1995. This appeal effectively stays class action proceedings in the trial court until the appeal is completed. Oral argument in this appeal was held February 28, 1996, however, no ruling has been made.

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

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

         The total long-term debt to capital (total long-term debt and stockholders' equity) ratio at March 31, 1996 and December 31, 1995 was 38 percent. In February 1996, the Company issued $150 million of 6.875% Debentures due February 15, 2026. The net proceeds were used for general corporate purposes, including acquisition of oil and gas properties, repayment of commercial paper, capital expenditures and repurchases of the Company's common stock.

         The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in July 2000 and a $300 million revolving credit agreement that expires July 1996. The $300 million revolving credit agreement is renewable annually by mutual consent and was renewed in July 1995. As of March 31, 1996, there were no borrowings outstanding under the credit facilities, although borrowing capacity is reduced by outstanding commercial paper. At March 31, 1996, the Company had outstanding commercial paper borrowings of $2 million at an average interest rate of 5.70 percent. The Company also has the capacity to issue $200 million of debt securities under shelf registration statements filed with the Securities and Exchange Commission.

         Net cash provided by operating activities for the first three months of 1996 was $131 million compared to $101 million in 1995. The increase was primarily due to higher operating income in 1996. Net cash provided by operating activities in 1995 included the sale of gas-in-storage inventory for approximately $20 million.

         The Company continues to divest marginal and non-strategic assets to maintain its high quality asset base. The Company divested over 300 working interest wells for approximately $27 million during the first three months of 1996.

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

Capital Expenditures

         Capital expenditures for the first three months of 1996 totaled $122 million compared to $141 million in 1995. Capital expenditures are currently projected to be approximately $530 million for all of 1996 and are expected to be primarily for the development and exploration of oil and gas properties, reserve acquisitions, and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flow supplemented, if needed, by external financing.

Dividends

         On April 11, 1996, the Board of Directors declared a common stock quarterly dividend of $.1375 per share, payable July 1, 1996.


Results of Operations - First Quarter 1996 Compared to First Quarter 1995

         The Company reported net income of $38 million or $.30 per share for the first quarter of 1996 compared to a net loss of $5 million or $.04 per share in 1995. Operating income for the first quarter of 1996 was $63 million compared to $2 million in 1995.

         Revenues were $255 million for the first quarter of 1996 compared to $215 million in 1995. Natural gas sales prices improved 26 percent to $1.55 per MCF and gas sales volumes improved 3 percent to 1,180 MMCF per day which increased revenues $34 million and $4 million, respectively. Average oil sales prices improved 9 percent to $17.94 per barrel and oil sales volumes improved 2 percent to 48.0 MBbls per day which increased revenues $7 million and $1 million, respectively. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions. The revenue increases were partially offset by a $6 million decrease in intrastate natural gas sales and other revenues primarily resulting from the sale of the intrastate pipeline systems in February 1995.

         Costs and expenses were $192 million for the first quarter of 1996 compared to $213 million in 1995. The decrease is primarily due to the Company's adoption of SFAS No. 121, effective September 30, 1995 which reduced unit-of-production depletion and depreciation costs by $12 million. Additionally, general and administrative expenses declined $6 million and intrastate natural gas purchases decreased $3 million.

         Interest expense was $28 million for the first quarter of 1996 compared to $26 million in 1995. The increase was primarily due to additional debt issued in March 1995 and February 1996 partially offset by lower outstanding commercial paper borrowings in 1996.

         The effective income tax rate was a benefit of 8 percent for the first quarter of 1996 compared to a benefit of 80 percent in 1995. The 1996 beneficial tax rate is due to the benefit of non-conventional fuel tax credits being greater than tax expense at statutory rates. The 1995 beneficial tax rate is due to a 1995 pre-tax loss and the effect of non-conventional fuel tax credits.

                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings

              See Note 2 of Notes to Consolidated Financial Statements.

ITEM 4.       Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Stockholders was held on March 21, 1996. The following were nominated and elected to serve as Directors of Burlington Resources Inc. for a term of one year or until their successors shall have been duly elected and qualified:

                  Nominee                        For               Withheld

                  J. V. Byrne                  109,297,703             668,028
                  S. P. Gilbert                108,283,766           1,681,965
                  J. F. McDonald               109,337,393             628,338
                  T. H. O'Leary                109,309,031             656,700
                  D. M. Roberts                109,334,002             631,729
                  W. Scott, Jr.                109,302,403             663,328
                  B. S. Shackouls              109,327,112             638,619
                  W. E. Wall                   109,280,500             685,231

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

                11.1            Earnings (Loss) Per Share                   10

                12.1            Ratio of Earnings to Fixed Charges          11

                27.1            Financial Data Schedule                     **

*    Exhibit incorporated by reference.
** Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR System.

ITEM 6.       Exhibits and Reports on Form 8-K, Continued

              B.  Reports on Form 8-K

              During the quarter covered by this report, there were no reports filed on Form 8-K.


Items 2, 3, and 5 of Part II are not applicable and have been omitted.



Pursuant to the requirements of Section 13 (or 15(d)) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BURLINGTON RESOURCES INC.
                                         (Registrant)



                                   By     /s/ John E. Hagale
                                          John E. Hagale
                                          Executive Vice President and
                                          Chief Financial Officer



                                   By     /s/ Hays R. Warden
                                          Hays R. Warden
                                          Senior Vice President and Controller,
                                          and Chief Accounting Officer


Date:  May 13, 1996