Form 10-Q
period 1996-06-30
BURLINGTON RESOURCES INC
filed 1996-08-14
CIK 833320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


                       Yes   X               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             Class                          Outstanding

            Common Stock, par value $.01 per share,
                   as of  June 30, 1996                     125,358,153

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                              SECOND QUARTER                      SIX MONTHS
                                                         --------------------------        -------------------------
                                                            1996           1995              1996           1995
                                                         -----------    -----------        ----------    -----------

                                                           (Dollars in Millions, Except per Share Amounts)

Revenues .................................................   $ 295          $ 211             $ 551          $ 426
Costs and Expenses .......................................     199            211               392            424
                                                             -----          -----             -----          -----

Operating Income .........................................      96            --                159              2
Interest Expense .........................................      28             28                57             54
Other Income (Expense) - Net .............................       1             (1)                2             (1)
                                                             -----          -----             -----          -----

Income (Loss) Before Income Taxes ........................      69            (29)              104            (53)
Income Tax Expense (Benefit) .............................      21            (31)               18            (50)
                                                             -----          -----             -----          -----

Net Income (Loss) ........................................   $  48          $   2             $  86          $  (3)
                                                             =====          =====             =====          =====

Earnings (Loss) per Common Share .........................   $ .38          $ .02             $ .68          $(.02)
                                                             =====          =====             =====          =====



          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                         June 30,     December 31,
                                                                           1996          1995
                                                                         --------     ------------


                                                                          (Dollars in Millions)
ASSETS
Current Assets
  Cash and Short-term Investments ...................................... $   19           $   20
  Accounts Receivable ..................................................    171              210
  Inventories ..........................................................     30               18
  Other Current Assets .................................................     18               17
                                                                         ------           ------
                                                                            238              265
                                                                         ------           ------

Oil & Gas Properties (Successful Efforts Method) .......................  5,893            5,870
Other Properties .......................................................    507              499
                                                                         ------           ------
                                                                          6,400            6,369
    Accumulated Depreciation, Depletion and Amortization ...............  2,586            2,602
                                                                         ------           ------
       Properties - Net ................................................  3,814            3,767
                                                                         ------           ------

Other Assets ...........................................................    123              133
                                                                         ------           ------
        Total Assets ................................................... $4,175           $4,165
                                                                         ======           ======

LIABILITIES
Current Liabilities
   Accounts Payable .................................................... $  218           $  214
   Taxes Payable .......................................................     79               59
   Accrued Interest ....................................................     23               20
   Dividends Payable ...................................................     17               17
   Other Current Liabilities ...........................................     34               12
                                                                         ------           ------
                                                                            371              322
                                                                         ------           ------

Long-term Debt .........................................................  1,358            1,350
                                                                         ------           ------
Deferred Income Taxes ..................................................     91              110
                                                                         ------           ------
Other Liabilities and Deferred Credits .................................    132              163
                                                                         ------           ------

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.01 Per Share
   (Authorized 325,000,000 shares;  Issued 150,000,000
    shares) ............................................................      2                2
Paid-in Capital ........................................................  2,934            2,935
Retained Earnings ......................................................    253              202
                                                                         ------           ------
                                                                          3,189            3,139
Cost of Treasury Stock
   (24,641,847 and 23,425,621 shares for 1996 and 1995,
    respectively) ......................................................    966              919
                                                                         ------           ------
Common Stockholders' Equity ............................................  2,223            2,220
                                                                         ------           ------
        Total Liabilities and Common Stockholders' Equity .............. $4,175           $4,165
                                                                         ======           ======


          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS
                                                                      --------------------

                                                                        1996        1995
                                                                      --------    --------


                                                                      (Dollars in Millions)

Cash Flows From Operating Activities
  Net Income (Loss).................................................. $  86          $  (3)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided By Operating Activities
    Depreciation, Depletion and Amortization ........................   164            191
    Deferred Income Taxes ...........................................   (19)           (66)
    Exploration Costs ...............................................    23             21
    Working Capital Changes
      Accounts Receivable ...........................................    39             20
      Inventories ...................................................   (12)            13
      Other Current Assets ..........................................    (1)            (6)
      Accounts Payable ..............................................     4             57
      Taxes Payable .................................................    20            (17)
      Accrued Interest ..............................................     3              4
      Other Current Liabilities .....................................    22             (2)
    Other ...........................................................   (57)           (11)
                                                                      -----          -----
          Net Cash Provided By Operating Activities .................   272            201
                                                                      -----          -----

Cash Flows From Investing Activities
  Additions to Properties ...........................................  (316)          (302)
  Proceeds from Sales and Other .....................................   119            103
                                                                      -----          -----
          Net Cash Used In Investing Activities .....................  (197)          (199)
                                                                      -----          -----

Cash Flows From Financing Activities
  Proceeds from Long-term Financing .................................   150            150
  Reduction in Long-term Debt .......................................  (141)           (98)
  Dividends Paid ....................................................   (35)           (35)
  Treasury Stock Transactions - Net .................................   (47)             2
  Other .............................................................    (3)           (23)
                                                                      -----          -----
          Net Cash Used In Financing Activities .....................   (76)            (4)
                                                                      -----          -----

Decrease in Cash and Short-term Investments .........................    (1)            (2)
Cash and Short-term Investments
  Beginning of Year .................................................    20             20
                                                                      -----          -----
  End of Period ..................................................... $  19          $  18
                                                                      =====          =====



          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.        BASIS OF PRESENTATION

         The 1995 Annual Report on Form 10-K of Burlington Resources Inc. (the "Company") includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q ("Quarterly Report"). The financial statements for the periods presented herein are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

         Earnings (loss) per common share is based on the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding was 127 million for the first six months of 1996 and 1995.

2.        DIVESTITURE PROGRAM AND REORGANIZATION

         On July 11, 1996, the Company announced it will accelerate its on-going divestiture program. Since 1994, the Company has sold over 9,000 wells. Over the next twelve months, the Company plans to sell its interest in approximately 20,000 wells thus reducing its pre-1994 well count over 50 percent. The proved reserves associated with this prospective divestiture approximate 800 BCFE while the related production represents about 10 percent of the Company's currently produced volumes.

         This accelerated divestiture program will allow the Company to reorganize and reduce the number of its operating areas from five to three. The accelerated divestiture program and reorganization will result in more than a 20 percent reduction in the Company's 1995 level of production expenses and employee count and over a 10 percent reduction in corporate administrative expenses. The Company plans to substantially complete the reorganization prior to the end of the third quarter of 1996 and, accordingly, will record a charge of approximately $30 million for severance and other related exit costs.

3.        COMMITMENTS AND CONTINGENT LIABILITIES

         On August 12, 1996, the 270th Judicial District Court of Harris County, Texas gave its preliminary approval to a settlement in the previously reported lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc., et al. The settlement is subject to notice to class members and to final approval by the court. If approved, the settlement will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

         The total long-term debt to capital (total long-term debt and stockholders' equity) ratio at June 30, 1996 and December 31, 1995 was 38 percent. In February 1996, the Company issued $150 million of 6.875% Debentures due February 15, 2026. The net proceeds were used for general corporate purposes, including acquisition of oil and gas properties, repayment of commercial paper, capital expenditures and repurchases of the Company's common stock.

         The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in July 2001 and a $300 million revolving credit agreement that expires July 1997. The $300 million revolving credit agreement is renewable annually by mutual consent and was renewed in July 1996. As of June 30, 1996, there were no borrowings outstanding under the credit facilities, although borrowing capacity is reduced by outstanding commercial paper. At June 30, 1996, the Company had outstanding commercial paper borrowings of $11 million at an average interest rate of 5.65 percent. The Company also has the capacity to issue $200 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

         During the first six months of 1996, the Company repurchased approximately 1.4 million shares of its common stock for $52 million. Since December 1988, the Company repurchased approximately 29 million shares under three 10 million share repurchase authorizations. On July 10, 1996, the Company's Board of Directors authorized the purchase of an additional 10 million shares in the open market from time to time depending on market conditions.

         Net cash provided by operating activities for the first six months of 1996 was $272 million compared to $201 million in 1995. The increase was primarily due to higher operating income in 1996. Net cash provided by operating activities in 1995 included the sale of a receivable related to a claim resulting from the breach of a take-or-pay gas contract and the sale of gas-in-storage inventory for approximately $39 million and $20 million, respectively.

         The Company continues to divest marginal and non-strategic properties to maintain its high quality asset base. The Company divested its interest in approximately 3,600 wells and related facilities for approximately $69 million during the first six months of 1996. On July 11, 1996, the Company announced it will accelerate this on-going divestiture program.

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

Capital Expenditures

         Capital expenditures for the first six months of 1996 totaled $316 million compared to $302 million in 1995. Capital expenditures are currently projected to be approximately $585 million for all of 1996 and are expected to be primarily for the development and exploration of oil and gas properties, reserve acquisitions, and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flow supplemented, if needed, by external financing.

Dividends

         On July 10, 1996, the Board of Directors declared a common stock quarterly dividend of $.1375 per share, payable October 1, 1996.

Results of Operations - Second Quarter 1996 Compared to Second Quarter 1995

         The Company reported net income of $48 million or $.38 per share for the second quarter of 1996 compared to net income of $2 million or $.02 per share in 1995. Operating income for the second quarter of 1996 was $96 million compared to $125 thousand in 1995.

         Revenues were $295 million for the second quarter of 1996 compared to $211 million in 1995. Natural gas sales prices improved 43 percent to $1.75 per MCF and gas sales volumes improved 4 percent to 1,193 MMCF per day which increased revenues $58 million and $5 million, respectively. Average oil sales prices improved 19 percent to $20.29 per barrel and oil sales volumes improved 5 percent to 50.4 MBbls per day which increased revenues $15 million and $4 million, respectively. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions.

         Costs and expenses were $199 million for the second quarter of 1996 compared to $211 million in 1995. The decrease is primarily due to the Company's adoption of SFAS No. 121, effective September 30, 1995 which reduced unit-of-production depletion and depreciation costs by $12 million.

         The effective income tax rate was an expense of 30 percent for the second quarter of 1996 compared to a benefit of 108 percent in 1995. The increased tax expense in 1996 is a result of higher pretax income and a decline in non-conventional fuel tax credits earned. The 1995 beneficial tax rate is due to a 1995 pre-tax loss and the effect of non-conventional fuel tax credits.

Results of Operations - Six Months 1996 Compared to Six Months 1995

         The Company reported net income of $86 million or $.68 per share for the first six months of 1996 compared to a net loss of $3 million or $.02 per share in 1995. Operating income for the first six months of 1996 was $159 million compared to $2 million in 1995.

         Revenues were $551 million for the first six months of 1996 compared to $426 million in 1995. Average natural gas sales prices improved 35 percent to $1.65 per MCF and natural gas sales volumes improved 3 percent to 1,186 MMCF per day which increased revenues $93 million and $10 million, respectively. Average oil sales prices improved 14 percent to $19.14 per barrel and oil sales volumes improved 4 percent to 49.2 MBbls per day which increased revenues $21 million and $6 million, respectively. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions. The revenue increases were partially offset by a $5 million decrease in intrastate natural gas sales and other revenues primarily resulting from the sale of the intrastate pipeline systems in February 1995.

         Costs and expenses were $392 million for the first six months of 1996 compared to $424 million in 1995. The decrease is primarily due to the Company's adoption of SFAS No. 121, effective September 30, 1995 which reduced unit-of-production depletion and depreciation costs by $24 million. Additionally, general and administrative expenses declined by $8 million and intrastate natural gas purchases decreased $3 million. The decrease was partially offset by a $2 million increase in production and processing related expenses resulting from a 4 percent increase in 1996 production levels.

       Interest expense was $57 million for the first six months of 1996 compared to $54 million in 1995 due to higher interest rates.

         The effective income tax rate was an expense of 17 percent for the first six months of 1996 compared to a benefit of 95 percent in 1995. The increased tax expense in 1996 is a result of higher pretax income and a decline in non-conventional fuel tax credits earned. The 1995 beneficial tax rate is due to a 1995 pre-tax loss and the effect of non-conventional fuel tax credits.

Other Matters

         On July 11, 1996, the Company announced it will accelerate its on-going divestiture program. Since 1994, the Company has sold over 9,000 wells. Over the next twelve months, the Company plans to sell its interest in approximately 20,000 wells thus reducing its pre-1994 well count over 50 percent. The proved reserves associated with this prospective divestiture approximate 800 BCFE while the related production represents about 10 percent of the Company's currently produced volumes.

         This accelerated divestiture program will allow the Company to reorganize and reduce the number of its operating areas from five to three. The accelerated divestiture program and reorganization will result in more than a 20 percent reduction in the Company's 1995 level of production expenses and employee count and over a 10 percent reduction in corporate administrative expenses. The Company plans to substantially complete the reorganization prior to the end of the third quarter of 1996 and, accordingly, will record a charge of approximately $30 million for severance and other related exit costs.


Forward-looking Statements

       This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company's current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in reports previously filed with the Securities and Exchange Commission.

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

              11.1        Earnings (Loss) Per Share                        12

              12.1        Ratio of Earnings to Fixed Charges               13

              27.1        Financial Data Schedule                          **

*    Exhibit incorporated by reference.
** Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR System.


              B.  Reports on Form 8-K

              The Company filed a Form 8-K dated June 4, 1996, which included as an exhibit a cautionary statement relating to forward-looking statements.

              The Company filed a Form 8-K dated July 25, 1996, which included as an exhibit a Press Release dated July 11, 1996 announcing an accelerated divestiture program and reorganization and the authorization to repurchase an additional 10 million shares of common stock.


Items 2, 3, 4, and 5 of Part II are not applicable and have been omitted.

Pursuant to the requirements of Section 13 (or 15(d)) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BURLINGTON RESOURCES INC.
                                         (Registrant)



                                   By     /s/ John E. Hagale
                                          -------------------------
                                          John E. Hagale
                                          Executive Vice President and
                                          Chief Financial Officer



                                   By     /s/ Hays R. Warden
                                          -------------------------
                                          Hays R. Warden
                                          Senior Vice President and Controller,
                                          and Chief Accounting Officer


Date:  August 14, 1996