Form 10-Q
period 1996-09-30
BURLINGTON RESOURCES INC
filed 1996-11-14
CIK 833320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

             Yes   X                                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                             Outstanding

     Common Stock, par value $.01 per share,
        as of September 30, 1996                       124,762,137

                           PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                          THIRD QUARTER          NINE MONTHS
                                                          -------------         ------------
                                                          1996      1995       1996      1995
                                                         ------   -------     ------    ------

                                                        (Dollars in Millions, Except per Share Amounts)
Revenues ...........................................   $   344   $   211    $   894   $   636

Costs and Expenses .................................       254       700        645     1,124
                                                       -------   -------    -------   -------

Operating Income (Loss) ............................        90      (489)       249      (488)
Interest Expense ...................................        29        27         85        81
Other Income (Expense) - Net .......................         1        (1)         2        (1)
                                                       -------   -------    -------   -------

Income (Loss) Before Income Taxes ..................        62      (517)       166      (570)
Income Tax Expense (Benefit) .......................         3      (217)        21      (268)
                                                       -------   -------    -------   -------

Net Income (Loss) ..................................   $    59   $  (300)   $   145   $  (302)
                                                       =======   =======    =======   =======

Earnings (Loss) per Common Share ...................   $   .47   $ (2.36)   $  1.15   $ (2.38)
                                                       =======   =======    =======   =======


           See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                September 30,    December 31,
                                                                     1996           1995
                                                                ------------    -----------

                                           (Dollars in Millions, Except per Share Amount)

ASSETS
Current Assets
  Cash and Short-term Investments .......................            $   132     $    20
  Accounts Receivable ...................................                199         210
  Inventories ...........................................                 24          18
  Other Current Assets ..................................                 19          17
                                                                          --          --
                                                                         374         265
                                                                         ===         ===

Oil & Gas Properties (Successful Efforts Method) ........              5,830       5,870
Other Properties ........................................                474         499
                                                                         ---         ---
                                                                       6,304       6,369
 Accumulated Depreciation, Depletion and Amortization ...              2,550       2,602
                                                                       -----       -----
       Properties - Net .................................             3,754       3,767
                                                                       -----       -----

Other Assets ............................................                 97         133
                                                                          --         ---
             Total Assets ...............................           $  4,225     $ 4,165
                                                                    ========     =======

LIABILITIES
Current Liabilities
   Accounts Payable .....................................           $    209     $   214
   Taxes Payable ........................................                 47          59
   Accrued Interest .....................................                 35          20
   Dividends Payable ....................................                 17          17
   Deferred Revenue - Current ...........................                 21           -
   Other Current Liabilities ............................                 28          12
                                                                          --          --
                                                                         357         322
                                                                         ---         ---

Long-term Debt ..........................................              1,347       1,350
                                                                       -----       -----
Deferred Income Taxes ...................................                 96         110
                                                                          --         ---
Deferred Revenue ........................................                 80           -
                                                                          --
Other Liabilities and Deferred Credits ..................                108         163
                                                                         ---         ---

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.01 Per Share
 (Authorized 325,000,000 shares; Issued 150,000,000 shares)                2           2
Paid-in Capital .........................................              2,932       2,935
Retained Earnings .......................................                295         202
                                                                         ---         ---
                                                                       3,229       3,139
                                                                       =====       =====

Cost of Treasury Stock
 (25,237,863 and 23,425,621 shares for 1996 and 1995, respectively)      992         919
Common Stockholders' Equity .............................              2,237       2,220
                                                                       -----       -----
    Total Liabilities and Common Stockholders' Equity ...           $  4,225    $  4,165
                                                                       =====       =====

          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             NINE MONTHS
                                                             -----------
                                                            1996     1995
                                                            ----     ----

                                                         (Dollars in Millions)

Cash Flows From Operating Activities
  Net Income (Loss) ...................................... $  145     $ (302)
  Adjustments to Reconcile Net Income (Loss)to Net Cash
       Provided By Operating Activities
    Depreciation, Depletion and Amortization .............    254        286
    Deferred Income Taxes ................................    (14)      (302)
    Exploration Costs ....................................     41         35
    Impairment of Oil and Gas Properties .................      -        490
  Working Capital Changes
    Accounts Receivable ..................................     11         12
    Inventories ..........................................     (6)        24
    Other Current Assets .................................     (2)        (4)
    Accounts Payable .....................................     (5)        53
    Taxes Payable ........................................    (12)       (16)
    Accrued Interest .....................................     15         17
    Other Current Liabilities ............................     37         (1)
  Other ..................................................     65         43
                                                               --         --
       Net Cash Provided By Operating Activities .........    529        335
                                                              ---        ---


Cash Flows From Investing Activities
  Additions to Properties ................................   (427)      (446)
  Proceeds from Sales and Other ..........................    175        215
                                                              ---        ---
       Net Cash Used In Investing Activities .............   (252)      (231)
                                                             ----       ----

Cash Flows From Financing Activities
  Proceeds from Long-term Financing ......................    150        150
  Reduction in Long-term Debt ............................   (152)      (180)
  Dividends Paid .........................................    (52)       (52)
  Common Stock Purchases .................................    (98)        (3)
  Other ..................................................    (13)       (19)
                                                              ---        ---
       Net Cash Used In Financing Activities .............   (165)      (104)
                                                             ----       ----


Increase in Cash and Short-term Investments ..............    112          -
Cash and Short-term Investments
  Beginning of Year ......................................     20         20
                                                               --         --
  End of Period .......................................... $  132     $   20
                                                           ======     ======



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

     Earnings (loss) per common share is based on the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding was 126 million and 127 million for the first nine months of 1996 and 1995, respectively.

2.   DIVESTITURE PROGRAM AND REORGANIZATION

     On July 11, 1996, the Company announced it will accelerate its on-going divestiture program. The Company sold over 9,500 wells from January 1, 1994 to September 30, 1996, including approximately 4,000 wells sold during 1996. By July 31, 1997, the Company expects to sell its interest in approximately 27,000 additional wells, with a net book value of approximately $400 million, thus reducing its pre-1994 well count over 50 percent. The production related to the 27,000 wells represents about 12 percent of the Company's produced volumes as of September 30, 1996.

     This accelerated divestiture program allowed the Company to reorganize and reduce the number of its operating divisions from five to three. The accelerated divestiture program and reorganization is expected to result in more than a 20 percent reduction in the Company's 1995 level of production expenses per MCFE. It will also result in a reduction of approximately 425 employees or 20 percent of total employees and a reduction of over 10 percent in corporate administrative expenses per MCFE. All levels of personnel within the Company were included in the employee reduction. As a result of the divestiture program and reorganization, during the third quarter of 1996, the Company recorded a pretax charge of approximately $30 million for severance and other related exit costs. As of October 31, 1996, 332 employees have been terminated and approximately $8 million of accrued unpaid benefits remain on the consolidated balance sheet. The Company expects that substantially all benefits will be paid by July 31, 1997.

3.   SALE OF COAL SEAM GAS WELLS

     In September 1996, the Company received cash proceeds of $108 million for a transaction in which it conveyed a working interest in certain coal seam gas wells and retained a volumetric production payment. The cash proceeds represented a prepaid premium related to an obligation which is based on the delivery of gas from the wells through December 31, 2002. The prepaid premium was recorded as deferred revenue and is being amortized into revenues as the gas is produced. Based on a projected production profile, approximately $13 million of the deferred revenue is expected to be recognized in 1996 of which $6 million was included in the third quarter.

4.   COMMITMENTS AND CONTINGENT LIABILITIES

     On November 12, 1996, the 270th Judicial District Court of Harris County, Texas entered a judgment of final approval of a settlement in the previously reported lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc., et al. The judgment is subject to appeal for 30 days after entry.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

     The total long-term debt to capital (total long-term debt and stockholders' equity) ratio at September 30, 1996 and December 31, 1995 was 38 percent. In February 1996, the Company issued $150 million of 6.875% Debentures due February 15, 2026. The net proceeds were used for general corporate purposes, including acquisition of oil and gas properties, repayment of commercial paper, capital expenditures and repurchases of the Company's common stock.

     The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in July 2001 and a $300 million revolving credit agreement that expires in July 1997. The $300 million revolving credit agreement is renewable annually by mutual consent and was renewed in July 1996. As of September 30, 1996, there were no borrowings outstanding under the credit facilities. The Company also has the capacity to issue $200 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

     During the first nine months of 1996, the Company repurchased approximately
2.4 million shares of its common stock for $98 million. Since December 1988, the Company repurchased approximately 30 million shares under three 10 million share repurchase authorizations. On July 10, 1996, the Company's Board of Directors authorized the purchase of an additional 10 million shares in the open market from time to time depending on market conditions.

     During the first nine months of 1996, the Company generated approximately $270 million in proceeds from the prepaid premium and property divestitures, as discussed below. The proceeds will be used primarily to fund the Company's expanded exploration program and continued share repurchases.

     Net cash provided by operating activities for the first nine months of 1996 was $529 million compared to $335 million in 1995. The increase was primarily due to significantly higher operating income and $108 million in proceeds received from a prepaid premium, partially offset by other changes in working capital. The prepaid premium is related to an obligation which is based on the delivery of gas from certain coal seam wells through December 31, 2002. Net cash provided by operating activities in 1995 included the sale of a receivable related to a claim resulting from the breach of a take-or-pay gas contract and the sale of gas-in-storage inventory for approximately $39 million and $20 million, respectively.

     The Company continues to divest non-strategic properties to maintain its high quality asset base. During the first nine months of 1996, the Company divested its interest in approximately 4,000 wells and related facilities and other oil and gas properties. Proceeds received in 1996 from these divestitures are approximately $162 million. On July 11, 1996, the Company announced it will accelerate this on-going divestiture program.

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

Capital Expenditures

     Capital expenditures for the first nine months of 1996 totaled $427 million compared to $446 million in 1995. Capital expenditures are currently projected to be approximately $550 million for all of 1996 and are expected to be primarily for the development and exploration of oil and gas properties, reserve acquisitions, and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flow supplemented, if needed, by external financing.

Dividends

     On October 9, 1996, the Board of Directors declared a common stock quarterly dividend of $.1375 per share, payable January 2, 1997.

Results of Operations - Third Quarter 1996 Compared to Third Quarter 1995

     The Company reported net income of $59 million or $.47 per share for the third quarter of 1996 compared to a net loss of $300 million or $2.36 per share in 1995. Operating income for the third quarter of 1996 was $90 million compared to an operating loss of $489 million in 1995.

     Revenues were $344 million for the third quarter of 1996 compared to $211 million in 1995. Natural gas sales prices improved 67 percent to $1.94 per MCF and gas sales volumes improved 6 percent to 1,253 MMCF per day which increased revenues $90 million and $8 million, respectively. Average oil sales prices improved 27 percent to $21.25 per barrel and oil sales volumes improved 10 percent to 52.9 MBbls per day which increased revenues $22 million and $7 million, respectively. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions.

     Costs and expenses were $254 million for the third quarter of 1996 compared to $700 million in 1995. The third quarter of 1995 included a $490 million non-cash charge related to the impairment of oil and gas properties which resulted from the Company's adoption of SFAS No. 121, effective September 30, 1995. Excluding the $490 million non-cash charge, costs and expenses for the third quarter of 1996 increased $44 million compared to the same period last year. The increase was primarily due to a $30 million reorganization charge for severance and other related exit costs and a $13 million increase in production and processing expenses resulting from a 7 percent increase in 1996 production levels.

     The effective income tax rate was an expense of 4 percent for the third quarter of 1996 compared to a benefit of 42 percent in 1995. The increased tax expense in 1996 is principally a result of higher pretax income. The 1995 beneficial tax rate is due to a 1995 pretax loss and the effect of non-conventional fuel tax credits.

Results of Operations - Nine Months 1996 Compared to Nine Months 1995

   The Company reported net income of $145 million or $1.15 per share for the first nine months of 1996 compared to a net loss of $302 million or $2.38 per share in 1995. Operating income for the first nine months of 1996 was $249 million compared to an operating loss of $488 million in 1995.

     Revenues were $894 million for the first nine months of 1996 compared to $636 million in 1995. Average natural gas sales prices improved 46 percent to $1.75 per MCF and natural gas sales volumes improved 4 percent to 1,209 MMCF per day which increased revenues $183 million and $18 million, respectively. Average oil sales prices improved 19 percent to $19.88 per barrel and oil sales volumes improved 6 percent to 50.5 MBbls per day which increased revenues $44 million and $13 million, respectively. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions.

     Costs and expenses were $645 million for the first nine months of 1996 compared to $1,124 million in 1995. The first nine months of 1995 included a $490 million non-cash charge related to the impairment of oil and gas properties which resulted from the Company's adoption of SFAS No. 121, effective September 30, 1995. Excluding the $490 million non-cash charge, costs and expenses for the first nine months of 1996 increased $11 million compared to the same period last year. The increase was primarily due to a $30 million reorganization charge for severance and other related exit costs, a $16 million increase in production and processing expenses resulting from a 5 percent increase in 1996 production levels and a $6 million increase in exploration costs. These increases were partially offset by lower depreciation, depletion and amortization which decreased $30 million primarily due to the adoption of SFAS No. 121 and lower general and administrative expenses which decreased $9 million.

     Interest expense was $85 million for the first nine months of 1996 compared to $81 million in 1995 due to higher interest rates.

     The effective income tax rate was an expense of 12 percent for the first nine months of 1996 compared to a benefit of 47 percent in 1995. The increased tax expense in 1996 is a result of higher pretax income and a decline in non-conventional fuel tax credits earned. The 1995 beneficial tax rate is due to a 1995 pretax loss and the effect of non-conventional fuel tax credits.

Other Matters

     In September 1996, the Company received cash proceeds of $108 million for a transaction in which it conveyed a working interest in certain coal seam gas wells and retained a volumetric production payment. The cash proceeds represented a prepaid premium related to an obligation which is based on the delivery of gas from the wells through December 31, 2002. The prepaid premium was recorded as deferred revenue and is being amortized into revenues as the gas is produced. Based on a projected production profile, approximately $13 million of the deferred revenue is expected to be recognized in 1996 of which $6 million was included in the third quarter.

     On July 11, 1996, the Company announced it will accelerate its on-going divestiture program. The Company sold over 9,500 wells from January 1, 1994 to September 30, 1996, including approximately 4,000 wells sold during 1996. By July 31, 1997, the Company expects to sell its interest in approximately 27,000 additional wells, with a net book value of approximately $400 million, thus reducing its pre-1994 well count over 50 percent. The production related to the 27,000 wells represents about 12 percent of the Company's produced volumes as of September 30, 1996.

     This accelerated divestiture program allowed the Company to reorganize and reduce the number of its operating divisions from five to three. The accelerated divestiture program and reorganization is expected to result in more than a 20 percent reduction in the Company's 1995 level of production expenses per MCFE. It will also result in a reduction of approximately 425 employees or 20 percent of total employees and a reduction of over 10 percent in corporate administrative expenses per MCFE. All levels of personnel within the Company were included in the employee reduction. As a result of the divestiture program and reorganization, during the third quarter of 1996, the Company recorded a pretax charge of approximately $30 million for severance and other related exit costs. As of October 31, 1996, 332 employees have been terminated and approximately $8 million of accrued unpaid benefits remain on the consolidated balance sheet. The Company expects that substantially all benefits will be paid by July 31, 1997.

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         See Note 4 of Notes to Consolidated Financial Statements.


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

                11.1      Earnings(Loss)Per Share                        13

                12.1      Ratio of Earnings to Fixed Charges             14

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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


Date:  November 14, 1996