Form 10-K405
period 1996-12-31
BURLINGTON RESOURCES INC
filed 1997-02-13
CIK 833320

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: Common Stock aggregate market value as of December 31, 1996:
$6,292,799,462

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Class: Common Stock, par value $.01 per share, on December 31, 1996, Shares Outstanding: 124,918,699

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

     Burlington Resources Inc. definitive proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BURLINGTON RESOURCES INC.

                               TABLE OF CONTENTS

                                                              PAGE
PART I
  Items One and Two

     Business and Properties................................     1

     Employees..............................................     8

  Item Three

     Legal Proceedings......................................     8

  Item Four

     Submission of Matters to a Vote of Security Holders....     9

     Executive Officers of the Registrant and Principal
      Subsidiary............................................    10

PART II

  Item Five

     Market for Registrant's Common Equity and Related
      Stockholder Matters...................................    11

  Item Six

     Selected Financial Data................................    11

  Item Seven

     Management's Discussion and Analysis of Financial
      Condition and Results of
       Operations...........................................    12

  Item Eight

     Financial Statements and Supplementary Financial
      Information...........................................    18

  Item Nine

     Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure...................    37

PART III

  Items Ten and Eleven

     Directors and Executive Officers of the Registrant and
      Executive Compensation................................    37

  Item Twelve

     Security Ownership of Certain Beneficial Owners and
      Management............................................    37

  Item Thirteen

     Certain Relationships and Related Transactions.........    37

PART IV

  Item Fourteen

     Exhibits, Financial Statement Schedules and Reports on
      Form 8-K..............................................    37

                                     PART I

                               ITEMS ONE AND TWO

BUSINESS AND PROPERTIES

     Burlington Resources Inc. ("BR") is a holding company engaged, through its principal subsidiary, Burlington Resources Oil & Gas Company (formerly known as Meridian Oil Inc.) and its affiliated companies (together the "Company"), in the exploration, development, production and marketing of oil and gas. The Company is the largest independent (nonintegrated) oil and gas company in the United States in terms of total domestic proved equivalent reserves which were estimated at 6.4 TCFE at December 31, 1996.

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

GENERAL INFORMATION

     The Company's objective is to build long-term shareholder value through value-added growth and effective cost management by increasing production, reserves, earnings and cash flow. The Company intends to achieve this objective primarily by increasing its focus on high potential, high margin exploration and development projects. The Company will continue to pursue acquisitions that complement its core area focus and provide future growth potential.

     On July 11, 1996, the Company announced the acceleration of its on-going divestiture program. The Company sold over 9,500 working interest wells from January 1, 1994 to December 31, 1996, including its working interest in approximately 4,000 wells sold during 1996. By July 31, 1997, the Company expects to sell its working interest in approximately 9,200 additional wells, thus reducing its pre-1994 working interest well count over 50 percent. The net book value of the wells to be sold is approximately $350 million at December 31, 1996 and the related net production represented about 12 percent of the Company's average daily produced volumes at December 31, 1996.

     This accelerated divestiture program allowed the Company to reorganize and reduce the number of its operating divisions from five to three. The accelerated divestiture program and reorganization is expected to result in more than a 20 percent reduction in the Company's 1995 level of production expenses per MCFE. It will also result in a reduction of approximately 425 employees or 20 percent of total employees and a reduction of over 10 percent of the Company's 1995 corporate administrative expenses per MCFE. All levels of personnel within the Company were included in the employee reduction. As a result of the divestiture program and reorganization, the Company recorded a pretax charge of approximately $30 million for severance and other related exit costs in the third quarter of 1996. Since December 31, 1995, headcount has been reduced by 373 employees, of which 334 employees have been terminated under the restructuring program. Approximately $7 million of accrued unpaid benefits remain on the consolidated balance sheet as of December 31, 1996. The Company expects that substantially all benefits will be paid by July 31, 1997.

     The Company's operations are now conducted from three division offices located in Farmington, New Mexico, Midland, Texas and Houston, Texas. Virtually all of the Company's oil and gas production is from properties located in the United States. Following is a description of the Company's major areas of activity in each division.

     SAN JUAN DIVISION. The San Juan Division ("San Juan"), located in Farmington, New Mexico is the most prolific operating area of the Company in terms of reserves and production. San Juan's activities are centered in the San Juan Basin in northwest New Mexico and southwest Colorado. The San Juan Basin encompasses nearly 7,500 square miles, or approximately 4.8 million acres, with the major portion located in the New Mexico counties of Rio Arriba and San Juan. The Company is the largest private holder of productive leasehold acreage in this area with over 1 million net acres under its control. The Company has an interest in approximately 9,500 wells and currently operates approximately 6,300 of these wells. San Juan has approximately 60 percent of the Company's reserves.

     There are four significant gas producing horizons in the San Juan Basin. These horizons, which range in depth from approximately 1,000 feet to 8,500 feet, are the Fruitland Coal, the Pictured Cliffs, the Mesaverde and the Dakota. The Pictured Cliffs, Mesaverde and Dakota are sandstone formations while the Fruitland Coal produces natural gas which is adsorbed to the surface of coal seams. The Company continues to be an industry leader in the development of the Fruitland Coal formation.

     San Juan's net coal seam production averaged 385 MMCF of gas per day during 1996 from approximately 1,300 wells. During 1996, San Juan participated in 103 new wells and 297 mechanical workovers on existing wells. San Juan's capital investment for 1996 was $98 million. The Company has continued to grow its production in what is considered one of the most mature basins in the United States. Net production from San Juan averaged 717 MMCF of gas per day and 1.7 MBbls of oil per day. San Juan's average daily net production represented approximately 59 percent of the Company's total average daily gas production and 3 percent of the Company's total average daily oil production.

     In order to manage production more effectively, improve recovery of reserves and remove impurities, the Company owns and operates the Val Verde plant and gathering system which includes approximately 420 miles of gathering lines and 13 compressor stations to gather and treat coal seam gas in the San Juan Basin.

     GULF COAST DIVISION. The Gulf Coast Division ("Gulf Coast"), located in Houston, Texas, explores for and produces oil and gas offshore in the Gulf of Mexico and onshore, primarily in south Louisiana and south Texas. The complex geologic conditions and multiple prospective oil and gas formations, encountered as deep as 25,000 feet, make the Gulf Coast Basin an attractive area for the application of advanced technologies such as three dimensional ("3-D") seismic. The application of 3-D seismic technology has been instrumental in the exploration and development of Gulf Coast's assets with over 800 square miles of 3-D seismic data acquired in 1996.

     In 1994, the Company established an operating position in the shallow offshore waters of the Gulf of Mexico through its acquisition of Diamond Shamrock Offshore Partners Limited Partnership. In 1996, the Company acquired additional offshore assets from Gulfstream Resources, Inc. The principal assets purchased were three fields; Eugene Island Block 205, Eugene Island Block 89 and West Cameron Block 2. The properties are located from 2 miles to 50 miles off the Louisiana coast in water depths ranging from 10 feet to 120 feet. The Company currently has interests in 131 offshore federal and state waters' lease blocks, 63 of which are operated by the Company. The Company currently has interests in 16 deeper water blocks in water depths greater than 600 feet.

     During 1996, Gulf Coast invested approximately $150 million in offshore operations including the drilling of 47 new wells and 23 mechanical workovers. The most notable new field brought on to production in 1996 for the Gulf Coast was High Island Block A-371, an exploration discovery made in late 1994, located off the coast of Texas in 400 feet of water. The platform began initial production in the second quarter of 1996, with simultaneous drilling and production activities taking place during the second half of 1996. The field was producing 93 MMCF of gas per day net to the Company at year end 1996. Since establishing an asset position in the offshore Gulf of Mexico in 1994, the Company has grown natural gas production from approximately 100 MMCF per day to approximately 240 MMCF per day at year end 1996.

     Gulf Coast's onshore activities in 1996 were primarily in the south Louisiana fields of Garden City, Lake Arthur and Sulphur Mines. In 1996, Gulf Coast invested a total of approximately $20 million in south Louisiana which included investments for the drilling of 10 new wells and 19 mechanical workovers. The Garden City Field properties were acquired in February 1995. Since that time, the Company has more than tripled its net oil and gas volumes from 7 MMCFE to over 23 MMCFE per day at year end 1996.

     Total capital investments in Gulf Coast's areas of activity in 1996 were $179 million. Net production from Gulf Coast averaged 235 MMCF of gas per day and 13.7 MBbls of oil per day. Gulf Coast's average daily net production represented approximately 19 percent of the Company's total average daily gas production and 27 percent of the Company's total average daily oil production. Gulf Coast has approximately 12 percent of the Company's reserves.

     MID-CONTINENT DIVISION. The Mid-Continent Division ("Mid-Continent"), located in Midland, Texas operates primarily in three basins; the Permian Basin in west Texas, the Anadarko Basin in western Oklahoma and the Williston Basin in western North Dakota, northwest South Dakota and northeast Montana.

     The Permian Basin includes essentially all of west Texas and southeast New Mexico and encompasses approximately 68,000 square miles. The Company's reserve base in the Permian Basin has more than doubled since 1988 from internal development projects and through the acquisition of producing properties. The Company has an interest in over 8,300 Permian Basin wells, of which over 3,900 are operated.

     The most productive structural feature in the Permian Basin is the Central Basin Platform in which the Company controls over 150,000 net acres of mineral interests. This area is about 170 miles long and 50 miles wide trending northwest from west Texas to southeast New Mexico. Over 20 different formations, ranging in depth from 2,000 feet to over 12,000 feet, produce oil and gas on the Central Basin Platform. The largest consolidated block of acreage in this basin in which the Company has an interest is the Waddell Ranch, located 40 miles west of Midland, Texas. The Company operates over 1,500 wells on the Waddell Ranch with a combined average net production in 1996 of 4.6 MBbls of oil per day and 22 MMCF of gas per day.

     Due to the complex geologic nature of the Permian Basin, 3-D seismic technology has been an effective exploration and production tool in this area. In 1996, approximately 280 square miles of 3-D seismic were acquired for a total investment of approximately $5 million. The utilization of 3-D data resulted in the drilling of 35 wells in 1996, including 7 horizontal wells.

     The Anadarko Basin encompasses over 30,000 square miles and contains some of the deepest producing formations in the world. The basin produces oil and gas from multiple zones ranging in depth from less than 1,000 feet to over 26,000 feet. The Company controls over 350,000 net acres principally located in the Anadarko Basin in western Oklahoma. The Company operates over 300 wells in this basin with total net production during 1996 averaging 121 MMCF of gas per day. The Company has been concentrating its Anadarko Basin activity in the Elk City and Strong City Fields where the application of 3-D seismic technology, computerized modeling and advanced reservoir stimulation are enhancing the value of these assets. The primary producing horizons in these fields are the Morrow, Springer and Cherokee Red Fork formations. During 1996, the Company participated in the drilling of 38 new wells to these formations at a net cost of approximately $20 million.

     The Williston Basin encompasses approximately 225,000 square miles and has 18 producing horizons ranging in depth from 4,500 feet to over 15,000 feet. The Company controls over 3.6 million net acres in the basin through both mineral and leasehold interest. Mid-Continent's activities have been focused on the use of advanced technologies such as 3-D seismic and horizontal drilling to increase the value of its assets. In 1996, Mid-Continent was very active in exploration programs in the Red River "B" and Lodgepole horizons. In total, Mid-Continent participated in the completion of 89 horizontal wells in 1996 throughout the Williston Basin at a net cost of approximately $50 million. During 1996, Mid-Continent's net oil production from the Williston Basin averaged 18 MBbls of oil per day.

     Capital investments in Mid-Continent totaled $178 million in 1996. Net production averaged 273 MMCF of gas per day and 35.7 MBbls of oil per day. Mid-Continent's average daily net production represented approximately 22 percent of the Company's total average daily gas production and 70 percent of the Company's total average daily oil production. Mid-Continent has approximately 28 percent of the Company's reserves.

SECTION 29 TAX CREDITS

     A number of formations located within the Company's producing areas have wells that qualify for tax credits under Section 29 of the Internal Revenue Code of 1954, as amended ("IRC"). IRC Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. The Company estimates that the tax credit rate will range from $.52 to $1.02 per MMBTU depending on fuel source. The Company earned approximately $59 million of tax credits in 1996.

CAPITAL EXPENDITURES AND MAJOR PROJECTS

     Following are the Company's capital expenditures.

                                                            YEAR ENDED DECEMBER 31,
                                                            ------------------------
                                                            1996      1995      1994
                                                            ----      ----      ----
                                                                 (IN MILLIONS)
Oil and Gas Activities................................      $519      $547      $810
Plants and Pipelines..................................        26        28        36
Administrative........................................         9        14        36
                                                            ----      ----      ----
          Total.......................................      $554      $589      $882
                                                            ====      ====      ====

     Capital expenditures for oil and gas activities in 1996 of $519 million include 17 percent for proved property acquisitions, 63 percent for development and 20 percent for exploration. Included in capital expenditures for oil and gas activities are exploration costs expensed under the successful efforts method of accounting and capitalized interest.

     Drilling Activity. Drilling activity in 1996 was principally in the San Juan, Gulf Coast, Permian, Anadarko and Williston basins. Lower net drilling activity levels, as seen in the table below, are a result of the Company's increased focus on higher potential exploration and development projects. Larger expenditures in fewer projects, particularly in the Gulf Coast, reflect the Company's continued focus on increasing its operating and capital efficiencies.

     The following table sets forth the Company's net productive and dry wells.

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                      1996         1995         1994
                                                      ----         ----         ----
Productive wells
  Exploratory.....................................    16.3         18.1         15.9
  Development.....................................   186.1        291.7        342.2
                                                      ----         ----         ----
                                                     202.4        309.8        358.1
                                                      ----         ----         ----
Dry wells
  Exploratory.....................................    11.5         15.8          3.7
  Development.....................................     5.9         37.8         13.3
                                                      ----         ----         ----
                                                      17.4         53.6         17.0
                                                      ----         ----         ----
          Total net wells.........................   219.8        363.4        375.1
                                                      ====         ====         ====

     As of December 31, 1996, 52 gross wells, representing approximately 24 net wells, were being drilled.

     Asset Rationalization. The Company focuses its acquisition activity in areas where it has production in order to maximize the efficiencies gained in combining operations or in new areas where the Company can transfer its technological expertise or take advantage of premium markets. In addition, the Company uses a selective acquisition process that emphasizes the purchase of reserves as well as properties having upside potential that can be developed by the utilization of both conventional and advanced technologies.

     As a component of its overall growth strategy, the Company acquired 107 BCFE of producing oil and gas properties at a cost of approximately $87 million during 1996. Approximately 87 percent of the reserves acquired during the year were located in the prolific Gulf Coast Basin. The most notable acquisition in 1996 was the purchase of Gulfstream Resources, Inc. for $77 million. This acquired asset consisted of 3 offshore Louisiana oil and gas properties. The Company will continue to pursue transactions which enable the consolidation of assets and increase operating efficiencies.

     In an effort to maintain its high quality asset base, the Company continues to divest non-strategic oil and gas assets. On July 11, 1996, the Company announced the acceleration of its on-going divestiture program. During 1996, the Company divested its working interest in approximately 4,000 wells and related facilities. Gross proceeds from all 1996 asset divestitures were approximately $160 million.

     In February 1995, the Company completed the sale of its intrastate natural gas pipeline systems and its underground gas storage facility, including gas inventory, for approximately $80 million.

PRODUCTIVE WELLS, DEVELOPED AND UNDEVELOPED ACREAGE

     Working interests in productive wells, developed acreage and undeveloped leasehold acreage at December 31, 1996 follow.

      PRODUCTIVE WELLS
----------------------------
     OIL            GAS         DEVELOPED ACRES      UNDEVELOPED ACRES
-------------  -------------  --------------------  --------------------
GROSS    NET   GROSS    NET     GROSS       NET       GROSS       NET
------  -----  ------  -----  ---------  ---------  ---------  ---------
10,486  4,667  12,634  7,267  4,905,000  2,704,000  2,708,000  1,428,000

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

                                                                  YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                          1996             1995             1994
                                                          ----             ----             ----
Production
  Gas (MMCF per day).................................        1,225            1,165            1,052
  Oil (MBbls per day)................................         51.1             48.0             45.6
Average sales prices
  Gas per MCF........................................  $      1.91      $      1.25      $      1.65
  Oil per barrel.....................................        20.69            16.69            15.66
Average production costs per MCFE....................          .53              .51              .54
Depreciation, depletion and amortization rates per
  MCFE...............................................  $       .55      $       .63      $       .62

     In 1996, 1995 and 1994, approximately 55 percent, 58 percent and 66 percent, respectively, of the Company's gas production was transported to direct sale customers through EPNG's pipeline facilities. These transportation arrangements are pursuant to EPNG's approved Federal Energy Regulatory Commission ("FERC") tariffs applicable to all shippers. The Company expects to continue to transport a substantial portion of its future gas production through EPNG's pipeline system.

RESERVES

     The following table sets forth estimates by the Company's petroleum engineers of proved oil and gas reserves at December 31, 1996. These reserves have been reduced for royalty interests owned by others.

                                                  GAS       OIL       TOTAL
                                                 (BCF)    (MMBBLS)    (BCFE)
                                                 -----    --------    ------
Proved Developed Reserves......................  4,314     174.2       5,359
Proved Undeveloped Reserves....................    900      29.4       1,076
                                                 -----     -----       -----
          Total Proved Reserves................  5,214     203.6       6,435
                                                 =====     =====       =====

     For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, see "Financial Statements and Supplementary Financial Information--Supplemental Oil and Gas Disclosures."

MARKETING

     Marketing Strategy. In pursuit of its objective to build long-term shareholder value, the Company will continue to develop premium markets for its production. In addition, the Company adds value through such activities as processing, gathering, exchanging and transporting hydrocarbons for both itself and third parties. Financial instruments and fixed-price gas sales contracts are used from time to time in order to hedge the price of a portion of the Company's production.

     Wellhead Marketing. Substantially all of the Company's oil and gas production is sold on the spot market and under short-term contracts at market sensitive prices. Substantially all of the Company's gas production is sold to Burlington Resources Trading Inc. ("BRTI"), a wholly-owned marketing subsidiary of the Company. However, most of the Company's crude oil production is sold at the wellhead to third parties.

     NGL Marketing. The Company is engaged in the fractionation, transportation and marketing of NGLs which are sold to a variety of distributors, refiners and petrochemical users. NGL sales were 15.4 MMBbls, 13.3 MMBbls and 12.7 MMBbls, for the years ended December 31, 1996, 1995 and 1994, respectively.

     Transportation. The Company enters into contracts which provide firm transportation capacity rights on interstate and intrastate pipeline systems. Currently, approximately one-half of the Company's demand charges are for eastward transportation from the San Juan Basin. The cost of such transportation is expected to continue to be more than offset by (i) the proceeds received from the sale of gas at locations east of the San Juan Basin and (ii) increases in realized San Juan Basin prices which occur as a result of less supply competing for California demand.

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

     Regulation of Oil and Gas Production, Sales and Transportation. Numerous departments and agencies, both federal and state, have issued rules and regulations governing the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial noncompliance penalties. State and federal statutes and regulations require drilling permits, drilling bonds and operating reports. Most states in which the Company operates also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and the establishment of maximum rates of production from oil and gas wells. Many states also limit production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from the Company's properties. All of the Company's sales of gas are deregulated.

     The Company operates various gathering systems. The United States Department of Transportation and comparable state agencies regulate, under various enabling statutes, the safety aspects of the transportation and storage activities of these facilities by prescribing safety and operating standards. The FERC has implemented orders deregulating the field area services of affiliates of interstate pipeline companies. These orders, while subject to review by the Supreme Court, have caused state agencies and legislatures to reexamine the regulation of all gathering systems within their jurisdiction, including the Company's. The Company does not expect these actions to materially affect its gathering system operations or revenues.

     The FERC has instituted proceedings concerning offshore and interstate pipeline companies' incentive and/or deregulated ratemaking. These proceedings are still in their early stages. The Company does not expect that these proceedings will have a materially adverse effect on the consolidated financial position or results of operations of the Company.

     Environmental Regulation. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of their effect on oil and gas exploration, development and production operations.

     Offshore oil and gas operations are subject to regulations of the U.S. Department of the Interior which currently imposes absolute liability upon the lessee under a federal lease for the cost of pollution cleanup resulting from the lessee's operations and could subject the lessee to possible liability for pollution damages. In the event of a serious incident of pollution, the U.S. Department of the Interior may require a lessee under a federal lease to suspend or cease operations in the affected area.

     The Company believes it is in substantial compliance with applicable environmental laws and regulations. The Company does not anticipate that it will be required under environmental laws and regulations to expend amounts that will have a materially adverse effect on the consolidated financial position or results of operations of the Company.

     Filings of Reserve Estimates With Other Agencies. During 1996, the Company filed estimates of oil and gas reserves for the year 1995 with the Department of Energy. These estimates were not materially different from the reserve data presented herein.

                              CERTAIN DEFINITIONS

     Gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit. As used in this Form 10-K, "MCF" means thousand cubic feet, "MMCF" means million cubic feet, "BCF" means billion cubic feet, "MBbls" means thousands of barrels, "MMBbls" means millions of barrels, "MCFE" means thousand cubic feet of gas equivalent, "MMBTU" means million British thermal units, "MMCFE" means million cubic feet of gas equivalent, "BCFE" means billion cubic feet of gas equivalent and "TCFE" means trillion cubic feet of gas equivalent. Oil is converted into cubic feet of gas equivalent based on 6 MCF of gas to one barrel of oil. "NGL" means natural gas liquids. Proved reserves represent estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty can be recovered in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if shown to be economically producible by either actual production or conclusive formation tests. Reserves which require the use of improved recovery techniques for production are included in proved reserves if supported by a successful pilot project or the operation of an installed program. Proved developed reserves are the portion of proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are the portion of proved reserves which can be expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for completion. With respect to information on working interests in acreage and wells, "net" acreage and "net" oil and gas wells are obtained by multiplying "gross" acreage and "gross" oil and gas wells by the Company's working interest percentage in the properties.

EMPLOYEES

     The Company had 1,423 and 1,796 employees at December 31, 1996 and 1995, respectively.

                                   ITEM THREE
LEGAL PROCEEDINGS

     On May 25, 1995, the 270th Judicial District Court of Harris County, Texas entered an order in a lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc. (now known as Burlington Resources Oil & Gas Company), et al., which allowed the suit to be maintained as a class action on behalf of all royalty and overriding royalty interest owners in all Burlington Resources Oil & Gas Company ("BROG") properties and all working interest owners in properties operated by BROG who received payments from BROG at any time from and after December 1, 1986 based upon wellhead sales of natural gas to BRTI. The lawsuit involves claims for unspecified actual and punitive damages based upon alleged breaches of duties owed to interest owners because of the use of corporate affiliates to gather, treat and market natural gas. The plaintiffs allege that BROG's gas producing affiliates have sold natural gas to marketing affiliates at lower inter-affiliate settlement prices which were then used as the basis for accounting to interest owners. Plaintiffs also allege that BROG's pricing includes inappropriate deductions of inflated gathering and transportation costs. BROG has consistently denied liability and perfected an interlocutory appeal of the class certification order on May 30, 1995. Oral argument on the interlocutory appeal of the class certification order was heard February 28, 1996. Following the argument, but in advance of a decision by the appellate court, the parties executed a settlement agreement dated August 6, 1996, which the trial court preliminarily approved on August 12, 1996. After notice to the class members, the court conducted a hearing on November 8, 1996, and gave final approval to the terms of the parties' settlement agreement in its Judgment signed on November 12, 1996. Four class members who appeared through counsel at the November 8, 1996 hearing to object to the settlement filed a motion for a new trial or, in the alternative, to modify, alter or amend judgment, which motion was denied by Order signed December 16, 1996. Thereafter, the four objectors filed a Notice of Appeal. The Company intends to defend any appeals vigorously.

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

     During the fourth quarter of 1996, no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT AND PRINCIPAL SUBSIDIARY

THOMAS H. O'LEARY, 62

     Chairman of the Board
     Burlington Resources Inc.
     December 1995 to Present

     Chairman of the Board, President and Chief Executive Officer, February 1993 to December 1995; Chairman of the Board and Chief Executive Officer, July 1992 to February 1993; Chairman of the Board, President and Chief Executive Officer, October 1990 to July 1992.

BOBBY S. SHACKOULS, 46

     President and Chief Executive Officer
     Burlington Resources Inc.
     December 1995 to Present

     President and Chief Executive Officer, Burlington Resources Oil & Gas Company, October 1994 to Present; Executive Vice President and Chief Operating Officer, Meridian Oil Inc., June 1993 to October 1994; President and Chief Operating Officer, Torch Energy Advisors, Inc., July 1991 to May 1993.

JOHN E. HAGALE, 40

     Executive Vice President and Chief Financial
       Officer
     Burlington Resources Inc.
     December 1995 to Present

     Executive Vice President and Chief Financial Officer, Burlington Resources Oil & Gas Company, March 1993 to Present; Senior Vice President and Chief Financial Officer, Burlington Resources Inc., April 1994 to December 1995; Vice President, Finance, Burlington Resources Inc., March 1992 to February 1993; Vice President, Taxes, Burlington Resources Inc., December 1990 to March 1992.

RANDOLPH P. MUNDT, 46

     Executive Vice President, Marketing
     Burlington Resources
       Oil & Gas Company
     March 1995 to Present

     Senior Vice President, Operations, Burlington Resources Oil & Gas Company, October 1994 to March 1995; Senior Vice President, Acquisitions and Land, Meridian Oil Inc., July 1993 to October 1994; Senior Vice President, Strategic Planning and Asset Management, Meridian Oil Inc., December 1990 to July 1993.

C. RAY OWEN, 51

     Executive Vice President and Chief
       Operating Officer
     Burlington Resources
       Oil & Gas Company
     October 1994 to Present

     Senior Vice President, Operations, Burlington Resources Oil & Gas Company, March 1993 to October 1994; Vice President, Regional Operations, Meridian Oil Inc., December 1990 to March 1993.

GERALD J. SCHISSLER, 52

     Executive Vice President, Law
       and Corporate Affairs
     Burlington Resources Inc.
     December 1995 to Present

     Executive Vice President, Law and Corporate Affairs, Burlington Resources Oil and Gas Company, July 1993 to Present; Senior Vice President, Law, Burlington Resources Inc., December 1993 to December 1995; Consultant, June 1991 to July 1993.

                                    PART II

                                   ITEM FIVE

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol "BR." At December 31, 1996, the number of common stockholders was 20,073.

     Information on common stock prices and quarterly dividends is shown on page 36.

                                    ITEM SIX

SELECTED FINANCIAL DATA

     The selected financial data for the Company set forth below for the five years ended December 31, 1996 should be read in conjunction with the consolidated financial statements.

                                                 1996      1995      1994      1993      1992
                                                 ----      ----      ----      ----      ----
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
CONTINUING OPERATIONS FOR THE YEAR ENDED
  Revenues....................................  $1,293    $  873    $1,055    $1,043    $  943
  Operating Income (Loss).....................     418      (467)      175       256       240
  Income (Loss)...............................     255      (280)      154       256       190
  Earnings (Loss) per Common Share(a).........    2.02     (2.20)     1.20      1.96      1.44
  Cash Dividends Declared per Common
     Share(b).................................  $  .55    $  .55    $  .55    $  .55    $  .60
AT YEAR END
  Total Assets(c).............................  $4,316    $4,142    $4,809    $4,448    $4,470
  Long-term Debt..............................   1,347     1,350     1,309       819     1,003
  Stockholders' Equity(c).....................  $2,333    $2,220    $2,568    $2,608    $2,406
  Common Shares Outstanding...................     125       127       127       130       129

---------------

(a) Excluding the charge related to the divestiture program and reorganization for severance and other related exit costs totaling $.15 per share, Earnings per Common Share would have been $2.17 in 1996. Excluding non-recurring items totaling $2.39, $.47 and $.24 per share, Earnings per Common Share would have been $.19, $1.49 and $1.20 in 1995, 1993 and 1992, respectively.

(b) On January 13, 1993, the Company increased its quarterly dividend rate to $.1375 per share. In July 1992, the quarterly dividend rate was reduced from $.175 per share to $.125 per share to reflect the June 30, 1992 spin-off of EPNG to the Company's stockholders.

(c) In 1995, as a result of the impairment of oil and gas assets related to the adoption of SFAS No. 121, the Company recognized a non-cash, pretax charge of $490 million ($304 million after tax).

                                   ITEM SEVEN

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

     The Company's total long-term debt to capital (long-term debt and stockholders' equity) ratio at December 31, 1996 and 1995 was 37 percent and 38 percent, respectively. In February 1996, the Company issued $150 million of 6.875% Debentures due February 15, 2026. The net proceeds were used for general corporate purposes, including acquisition of oil and gas properties, repayment of commercial paper, capital expenditures and repurchases of the Company's common stock.

     The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in July 2001 and a $300 million revolving credit agreement that expires July 1997. The $300 million revolving credit agreement is renewable annually by mutual consent and was renewed in July 1996. As of December 31, 1996, there were no borrowings outstanding under the credit facilities. The Company also has the capacity to issue $200 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

     During 1996, the Company repurchased approximately 2.7 million shares of its common stock for $112 million. Since December 1988, the Company has repurchased approximately 30 million shares and currently has the Board of Directors' approval to repurchase an additional 10 million shares.

     Net cash provided by operating activities for 1996 was $652 million compared to $452 million and $498 million in 1995 and 1994, respectively. The increase in 1996 compared to 1995 was primarily due to significantly higher operating income and $108 million in proceeds received from a prepaid premium, partially offset by other changes in working capital. The prepaid premium related to an obligation to deliver gas from certain coal seam wells through December 31, 2002. Net cash provided by operating activities in 1995 included the sale of a receivable related to a claim resulting from the breach of a take-or-pay gas contract and the sale of gas-in-storage inventory for approximately $39 million and $20 million, respectively.

     In an effort to maintain its high quality asset base, the Company continues to divest non-strategic oil and gas assets. On July 11, 1996, the Company announced the acceleration of its on-going divestiture program. During 1996, the Company divested its working interest in approximately 4,000 wells and related facilities. Gross proceeds from all 1996 asset divestitures were approximately $160 million.

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

CAPITAL EXPENDITURES AND RESOURCES

     Capital expenditures during 1996 totaled $554 million compared to $589 million and $882 million in 1995 and 1994, respectively. The Company spent $111 million for property acquisitions in 1996 compared to $143 million and $501 million in 1995 and 1994, respectively. The Company spent $408 million on internal development and exploration during 1996 compared to $404 million and $309 million in 1995 and 1994, respectively.

     Capital expenditures for 1997, projected to be approximately $650 million, are expected to be primarily for development and exploration of oil and gas properties, reserve acquisitions, and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flow supplemented, if needed, by external financing.

     The Company anticipates continued increases in gas production. The increased gas production is expected to be a result of the continuing development of the Company's gas reserves, exploration of undeveloped acreage and the Company's producing property acquisition program. The Company expects to market its additional gas production in the Gulf Coast, the Midwest, the East Coast and its traditional California market.

MARKETING

     Marketing Strategy. In pursuit of its objective to build long-term shareholder value, the Company will continue to develop premium markets for its production. In addition, the Company adds value through such activities as processing, gathering, exchanging and transporting hydrocarbons for both itself and third parties. Financial instruments and fixed-price gas sales contracts are used from time to time in order to hedge the price of a portion of the Company's production.

     Wellhead Marketing. Substantially all of the Company's oil and gas production is sold on the spot market and under short-term contracts at market sensitive prices. Substantially all of the Company's gas production is sold to Burlington Resources Trading Inc., a wholly-owned marketing subsidiary of the Company. However, most of the Company's crude oil production is sold at the wellhead to third parties.

     NGL Marketing. The Company is engaged in the fractionation, transportation and marketing of NGLs which are sold to a variety of distributors, refiners and petrochemical users. NGL sales were 15.4 MMBbls, 13.3 MMBbls and 12.7 MMBbls, for the years ended December 31, 1996, 1995 and 1994, respectively.

     Transportation. The Company enters into contracts which provide firm transportation capacity rights on interstate and intrastate pipeline systems. Currently, approximately one-half of the Company's demand charges are for eastward transportation from the San Juan Basin. The cost of such transportation is expected to continue to be more than offset by (i) the proceeds received from the sale of gas at locations east of the San Juan Basin and (ii) increases in realized San Juan Basin prices which occur as a result of less supply competing for California market demand.

DIVIDENDS

     On January 16, 1997, the Board of Directors declared a common stock quarterly dividend of $.1375 per share, payable April 1, 1997. Dividend levels are determined by the Board of Directors based on profitability, capital expenditures, financing and other factors. The Company declared cash dividends on common stock totaling approximately $69 million during 1996.

RESULTS OF OPERATIONS

     Year Ended December 31, 1996 Compared With Year Ended December 31, 1995

     The Company reported net income of $255 million or $2.02 per share in 1996 compared to a net loss of $280 million or $2.20 per share in 1995. The 1995 results include a $2.39 per share non-cash charge resulting from the Company's adoption of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("SFAS No. 121").

     Revenues were $1,293 million in 1996 compared to $873 million in 1995. Average gas sales prices increased 53 percent in 1996 to $1.91 per MCF and average oil prices increased 24 percent to $20.69 per barrel which increased revenues $296 million and $75 million, respectively. Oil and gas sales volumes increased primarily due to continued development and exploration of the Company's oil and gas properties and producing property acquisitions. Gas sales volumes improved 5 percent to 1,225 MMCF per day and oil sales volumes improved 6 percent to 51.1 MBbls per day which increased revenues $27 million and $19 million, respectively.

     Costs and Expenses were $875 million in 1996 compared to $1,340 million in 1995. Costs and expenses in 1995 included a $490 million non-cash charge related to the impairment of oil and gas properties which resulted from the Company's adoption of SFAS No. 121, effective September 30, 1995. Excluding the $490 million non-cash charge, costs and expenses for 1996 increased $25 million compared to 1995. The increase was primarily due to an approximate $30 million reorganization charge for severance and other related exit costs, a $21 million increase in production and processing expenses resulting from a 6 percent increase in 1996 production levels and a $10 million increase in exploration costs. These increases were partially offset by a $24 million decrease in depreciation, depletion and amortization primarily due to the adoption of SFAS No. 121, a $9 million decrease in general and administrative expenses and a $3 million decrease in intrastate natural gas purchases.

     Interest Expense was $113 million in 1996 compared to $109 million in 1995. The increase was due to additional fixed-rate debt issued in February 1996 partially offset by lower outstanding commercial paper balances.

     The effective income tax rate was an expense of 17 percent in 1996 compared to a benefit of 52 percent in 1995. The increased tax expense in 1996 was due to higher pretax income and a decline in non-conventional fuel tax credits earned. The beneficial tax rate in 1995 was due to a pretax loss and the effect of non-conventional fuel tax credits.

     Year Ended December 31, 1995 Compared With Year Ended December 31, 1994

     The Company reported a net loss of $280 million or $2.20 per share in 1995 compared to net income of $154 million or $1.20 per share in 1994. The 1995 results include a $2.39 per share non-cash charge resulting from the Company's adoption of SFAS No. 121.

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

     Interest Expense was $109 million in 1995 compared to $90 million in 1994. The increase was primarily due to additional fixed-rate debt issued in March 1995 and May 1994.

     The effective income tax rate was a benefit of 52 percent in 1995 compared to a benefit of 71 percent in 1994. The beneficial tax rate in 1995 was due to a pretax loss and non-conventional fuel tax credits earned. The beneficial tax rate in 1994 was due to low pretax income relative to the amount of non-conventional fuel tax credits earned.

OTHER MATTERS

     In September 1996, the Company received cash proceeds of $108 million for a transaction in which it conveyed a working interest in certain coal seam gas wells and retained a volumetric production payment. The cash proceeds represented a prepaid premium related to an obligation to deliver gas from the wells through December 31, 2002. The prepaid premium was recorded as deferred revenue and is being amortized into revenues as the gas is produced. Approximately $13 million of the deferred revenue was recognized in 1996.

     On July 11, 1996, the Company announced the acceleration of its on-going divestiture program. The Company sold over 9,500 working interest wells from January 1, 1994 to December 31, 1996, including its working interest in approximately 4,000 wells sold during 1996. By July 31, 1997, the Company expects to sell its working interest in approximately 9,200 additional wells, thus reducing its pre-1994 working interest well count over 50 percent. The net book value of the wells to be sold is approximately $350 million at December 31, 1996 and the related net production represented about 12 percent of the Company's average daily produced volumes at December 31, 1996.

     This accelerated divestiture program allowed the Company to reorganize and reduce the number of its operating divisions from five to three. The accelerated divestiture program and reorganization is expected to result in more than a 20 percent reduction in the Company's 1995 level of production expenses per MCFE. It will also result in a reduction of approximately 425 employees or 20 percent of total employees and a reduction of over 10 percent of the Company's 1995 corporate administrative expenses per MCFE. All levels of personnel within the Company were included in the employee reduction. As a result of the divestiture program and reorganization, the Company recorded a pretax charge of approximately $30 million for severance and other related exit costs in the third quarter of 1996. Since December 31, 1995, headcount has been reduced by 373 employees, of which 334 employees have been terminated under the restructuring program. Approximately $7 million of accrued unpaid benefits remain on the consolidated balance sheet as of December 31, 1996. The Company expects that substantially all benefits will be paid by July 31, 1997.

FORWARD-LOOKING STATEMENTS

     The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur, and actual results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements follow.

     Commodity Pricing and Demand. Substantially all of the Company's crude oil and natural gas production is sold on the spot market or under short-term contracts at market sensitive prices. Spot market prices for natural gas are subject to volatile trading patterns in the commodity futures markets, including among others, the New York Mercantile Exchange ("NYMEX"), because of seasonal weather patterns, national supply and demand factors and general economic conditions. Although the futures markets provide some indication of crude oil and natural gas prices for the subsequent 12 to 18 months, prices in the futures markets are subject to substantial changes in relatively short periods of time.

     There is also a difference between the NYMEX futures contract price for a particular month and the actual cash price received for that month in a producing basin or at a market hub, which is referred to as the "basis differential." Basis differentials, like the underlying commodity prices, can be volatile because of regional supply and demand factors, including seasonal factors and the availability and price of transportation to consuming areas. Crude oil prices are affected by similar factors, by quality differentials, by worldwide political developments, and by actions of the Organization of Petroleum Exporting Countries.

     In the ordinary course and conduct of its business, the Company utilizes futures contracts traded on NYMEX and the Kansas City Board of Trade, and over-the-counter price and basis swaps with major crude oil and natural gas merchants and financial institutions to hedge its price risk exposure related to the Company's production and to fixed price commitments to sell crude oil and natural gas. Losses incurred as a result of derivatives transactions would reduce the realized price the Company receives for its crude oil and natural gas production.

     Changes in crude oil and natural gas prices (including basis differentials) from those assumed in preparing projections and forward-looking statements could cause the Company's actual financial results to differ materially from projected financial results and can also impact the Company's determination of proved reserves and the standardized measure of discounted future net cash flows relative to crude oil and natural gas reserves. In addition, periods of sharply lower commodity prices could affect the Company's production levels and/or cause it to curtail capital spending projects and delay or defer exploration, exploitation or development projects.

     Projections relating to the price received by the Company for natural gas also rely on assumptions regarding the availability and pricing of transportation to the Company's key markets. In particular, the Company has contractual arrangements for the transportation of natural gas from the San Juan Basin eastward to Eastern and Midwestern markets or to market hubs in Texas, Oklahoma and Louisiana. The natural gas price received by the Company could be adversely affected by any constraints in pipeline capacity to serve these markets.

     Exploration and Production Risks. The Company's business is subject to all of the risks and uncertainties normally associated with the exploration for and development and production of crude oil and natural gas.

     Reserves which require the use of improved recovery techniques for production are included in proved reserves if supported by a successful pilot project or the operation of an installed program. The process of estimating quantities of proved reserves is inherently uncertain and involves subjective engineering and economic determinations. In this regard, changes in the economic conditions (including commodity prices) or operating conditions (including, without limitation, exploration, development and production costs and expenses and drilling results from exploration and development activity) could cause the Company's estimated proved reserves or production to differ from those included in any such forward-looking statements or projections.

     Projecting future crude oil and natural gas production is imprecise. Producing oil and gas reservoirs eventually have declining production rates. Projections of production rates rely on certain assumptions regarding historical production patterns in the area or formation tests for a particular producing horizon. Actual production rates could differ materially from such projections. Production rates depend on a number of additional factors, including commodity prices, market demand and the political, economic and regulatory climate.

     Another major factor affecting the Company's production is its ability to replace depleting reservoirs with new reserves through acquisition, exploration or development programs. Exploration success is extremely difficult to predict with certainty, particularly over the short term where the timing and extent of successful results vary widely. Over the long term, the ability to replace reserves depends not only on the Company's ability to locate crude oil and natural gas reserves, but on the cost of finding and developing such reserves. Moreover, development of any particular exploration or development project may not be justified because of the commodity price environment at the time or because of the Company's finding and development costs for such project. No assurances can be given as to the level or timing of success that the Company will be able to achieve in acquiring or finding and developing additional reserves.

     Projections relating to the Company's production and financial results rely on certain assumptions about the Company's continued success in its acquisition and asset rationalization programs and in its cost management efforts.

     The Company's drilling operations are subject to various hazards common to the oil and gas industry, including explosions, fires, and blowouts, which could result in damage to or destruction of oil and gas wells or formations, production facilities and other property and injury to people. They are also subject to the additional hazards of marine operations, such as capsizing, collision and damage or loss from severe weather conditions.

     Development Risk. A significant portion of the Company's development plans involve large projects in the Gulf of Mexico and other areas. A variety of factors affect the timing and outcome of such projects including, without limitation, approval by the other parties owning working interests in the project, receipt of necessary permits and approvals by applicable governmental agencies, the availability of the necessary drilling equipment, delivery schedules for critical equipment and arrangements for the gathering and transportation of the produced hydrocarbons.

     Asset Rationalization Program. In July 1996, the Company announced the acceleration of its on-going divestiture program. The failure to complete this accelerated divestiture program, or any delay in this process, could have an adverse effect on the Company's ability to realize planned cost reductions and on its financial results.

     Competition. The Company actively competes for property acquisitions, exploration leases and sales of crude oil and natural gas, frequently against companies with substantially larger financial and other resources. In its marketing activities, the Company competes with numerous companies for gas purchasing and processing contracts and for natural gas and natural gas liquids at several steps in the distribution chain. Competitive factors in the Company's business include price, contract terms, quality of service, pipeline access, transportation discounts and distribution efficiencies.

     Political and Regulatory Risk. The Company's operations are affected by federal, state and local laws and regulations such as restrictions on production, changes in taxes, royalties and other amounts payable to governments or governmental agencies, price or gathering rate controls and environmental protection regulations. Changes in such laws and regulations, or interpretations thereof, could have a significant effect on the Company's operations or financial results.

     Potential Environmental Liabilities. The Company's operations are subject to various federal, state and local laws and regulations covering the discharge of material into, and protection of, the environment. Such regulations affect the costs of planning, designing, operating and abandoning facilities. The Company expends considerable resources, both financial and managerial, to comply with environmental regulations and permitting requirements. Although the Company believes that its operations and facilities are in general compliance with applicable environmental laws and regulations, risks of substantial costs and liabilities are inherent in crude oil and natural gas operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement, and claims for damage to property or persons resulting from the Company's current or discontinued operations, could result in substantial costs and liabilities in the future.

                                   ITEM EIGHT

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                           BURLINGTON RESOURCES INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                               1996            1995            1994
                                                             ---------       ---------       ---------
                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues...................................................    $1,293          $  873          $1,055
Costs and Expenses.........................................       875           1,340             880
                                                               ------          ------          ------
Operating Income (Loss)....................................       418            (467)            175
Interest Expense...........................................       113             109              90
Other Expense (Income) -- Net..............................        (2)              1              (5)
                                                               ------          ------          ------
Income (Loss) Before Income Taxes..........................       307            (577)             90
Income Tax Expense (Benefit)...............................        52            (297)            (64)
                                                               ------          ------          ------
Net Income (Loss)..........................................    $  255          $ (280)         $  154
                                                               ======          ======          ======
Earnings (Loss) per Common Share...........................    $ 2.02          $(2.20)         $ 1.20
                                                               ======          ======          ======

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996          1995
                                                              --------      --------
                                                               (IN MILLIONS, EXCEPT
                                                                   SHARE DATA)
ASSETS

Current Assets
  Cash and Short-term Investments...........................   $   68        $   20
  Accounts Receivable.......................................      338           210
  Inventories...............................................       18            18
  Other Current Assets......................................       18            17
                                                               ------        ------
                                                                  442           265
                                                               ------        ------
Oil and Gas Properties (Successful Efforts Method)..........    5,843         5,870
Other Properties............................................      485           499
                                                               ------        ------
                                                                6,328         6,369
  Accumulated Depreciation, Depletion and Amortization......    2,548         2,602
                                                               ------        ------
     Properties -- Net......................................    3,780         3,767
                                                               ------        ------
Other Assets................................................       94           110
                                                               ------        ------
          Total Assets......................................   $4,316        $4,142
                                                               ======        ======

LIABILITIES

Current Liabilities
  Accounts Payable..........................................   $  217        $  214
  Taxes Payable.............................................       62            59
  Accrued Interest..........................................       23            20
  Dividends Payable.........................................       17            17
  Deferred Revenue..........................................       20             -
  Other Current Liabilities.................................       29            12
                                                               ------        ------
                                                                  368           322
                                                               ------        ------
Long-term Debt..............................................    1,347         1,350
                                                               ------        ------
Deferred Income Taxes.......................................       85            87
                                                               ------        ------
Deferred Revenue............................................       75             -
                                                               ------        ------
Other Liabilities and Deferred Credits......................      108           163
                                                               ------        ------
Commitments and Contingent Liabilities
STOCKHOLDERS' EQUITY

Common Stock, Par Value $.01 Per Share (Authorized
  325,000,000 Shares; Issued 150,000,000 Shares)............        2             2
Paid-in Capital.............................................    2,932         2,935
Retained Earnings...........................................      388           202
                                                               ------        ------
                                                                3,322         3,139
Cost of Treasury Stock (25,081,301 and 23,425,621 Shares for
  1996 and 1995, respectively)..............................      989           919
                                                               ------        ------
Common Stockholders' Equity.................................    2,333         2,220
                                                               ------        ------
          Total Liabilities and Common Stockholders'
           Equity...........................................   $4,316        $4,142
                                                               ======        ======

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1996          1995          1994
                                                              --------      --------      --------
                                                                         (IN MILLIONS)
Cash Flows From Operating Activities
  Net Income (Loss).........................................   $ 255         $(280)        $ 154
  Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided By Operating Activities
     Depreciation, Depletion and Amortization...............     346           373           337
     Deferred Income Taxes..................................      (2)         (371)          (86)
     Exploration Costs......................................      62            51            33
     Impairment of Oil and Gas Properties...................       -           490             -
  Working Capital Changes
     Accounts Receivable....................................    (128)          (16)           25
     Inventories............................................       -            17           (11)
     Other Current Assets...................................      (1)            1            (3)
     Accounts Payable.......................................       3            36           (13)
     Taxes Payable..........................................       3            12           (11)
     Accrued Interest.......................................       3             4             4
     Other Current Liabilities..............................      37             9           (18)
  Other.....................................................      74           126            87
                                                               -----         -----         -----
          Net Cash Provided By Operating Activities.........     652           452           498
                                                               -----         -----         -----
Cash Flows From Investing Activities
  Additions to Properties...................................    (554)         (589)         (882)
  Proceeds from Sales and Other.............................     131           183            83
                                                               -----         -----         -----
          Net Cash Used In Investing Activities.............    (423)         (406)         (799)
                                                               -----         -----         -----
Cash Flows From Financing Activities
  Proceeds from Long-term Financing.........................     150           150           489
  Reduction in Long-term Debt...............................    (152)         (108)            -
  Dividends Paid............................................     (69)          (70)          (71)
  Common Stock Purchases....................................    (112)           (5)         (122)
  Other.....................................................       2           (12)            5
                                                               -----         -----         -----
          Net Cash Provided By (Used In) Financing
            Activities......................................    (181)          (45)          301
                                                               -----         -----         -----
Increase in Cash and Short-term Investments.................      48             1             -
Cash and Short-term Investments
  Beginning of Year.........................................      20            19            19
                                                               -----         -----         -----
  End of Year...............................................   $  68         $  20         $  19
                                                               =====         =====         =====

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                                                                                       COST OF          COMMON
                                              COMMON       PAID-IN       RETAINED      TREASURY      STOCKHOLDERS'
                                              STOCK        CAPITAL       EARNINGS       STOCK           EQUITY
                                              ------       -------       --------      --------      -------------
                                                               (IN MILLIONS, EXCEPT SHARE DATA)
Balance, December 31, 1993.................     $2         $2,937          $468         $(798)            $2,609
  Net Income...............................                                 154                              154
  Cash Dividends ($.55 per Share)..........                                 (71)                             (71)
  Stock Purchases (3,139,600 Shares).......                                              (122)              (122)
  Stock Option Activity and Other..........                    (1)                         (1)                (2)
                                                --         ------          ----         -----             ------
Balance, December 31, 1994.................      2          2,936           551          (921)             2,568
  Net Loss.................................                                (280)                            (280)
  Cash Dividends ($.55 per Share)..........                                 (69)                             (69)
  Stock Purchases (132,900 Shares).........                                                (5)                (5)
  Stock Option Activity and Other..........                    (1)                          7                  6
                                                --         ------          ----         -----             ------
Balance, December 31, 1995.................      2          2,935           202          (919)             2,220
  Net Income...............................                                 255                              255
  Cash Dividends ($.55 per Share)..........                                 (69)                             (69)
  Stock Purchases (2,706,000 Shares).......                                              (112)              (112)
  Stock Option Activity and Other..........                    (3)                         42                 39
                                                --         ------          ----         -----             ------
Balance, December 31, 1996.................     $2         $2,932          $388         $(989)            $2,333
                                                ==         ======          ====         =====             ======

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

  Principles of Consolidation and Reporting

     The consolidated financial statements include the accounts of Burlington Resources Inc. and its majority-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. Due to the nature of financial reporting, management makes estimates and assumptions in preparing the consolidated financial statements. Actual results could differ from estimates. The financial statements for previous periods include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on previously reported net income or stockholders' equity.

  Cash and Short-term Investments

     All short-term investments purchased with a maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

  Inventories

     Inventories of materials, supplies and products are valued at the lower of average cost or market.

  Properties

     Oil and gas properties are accounted for using the successful efforts method. Under this method, all development costs and acquisition costs of proved properties are capitalized and amortized on a units-of-production basis over the remaining life of proved developed reserves and proved reserves, respectively. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful. In addition, unamortized capital costs at a field level are reduced to fair value if the sum of expected undiscounted future cash flows is less than net book value.

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

  Hedging and Related Activities

     In order to mitigate the risk of market price fluctuations, oil and gas futures and options transactions may be entered into as hedges of the Company's production. Changes in the market value of futures and options transactions entered into as hedges are deferred until the gain or loss is recognized on the hedged transactions. The Company also enters into swap agreements to hedge oil or gas and to convert fixed price gas sales contracts to market-sensitive contracts. Gains or losses resulting from these transactions are recognized in the Company's Consolidated Statement of Income as the related physical production is delivered.

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

  Income Taxes

     Income taxes are provided based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are provided in order to reflect the tax consequences in future years of differences between the financial statement and tax basis of assets and liabilities at each year end. Tax credits are accounted for under the flow-through method, which reduces the provision for income taxes in the year the tax credits are earned.

  Earnings per Common Share

     Earnings per common share is based on the weighted average number of common shares outstanding during the year including common shares equivalents when dilutive. The weighted average number of common shares outstanding was 126 million, 127 million and 129 million for the years 1996, 1995 and 1994, respectively.

2.  DIVESTITURE PROGRAM AND REORGANIZATION

     On July 11, 1996, the Company announced the acceleration of its on-going divestiture program. The Company sold over 9,500 working interest wells from January 1, 1994 to December 31, 1996, including its working interest in approximately 4,000 wells sold during 1996. By July 31, 1997, the Company expects to sell its working interest in approximately 9,200 additional wells, thus reducing its pre-1994 working interest well count over 50 percent. The net book value of the wells to be sold is approximately $350 million at December 31, 1996 and the related net production represented about 12 percent of the Company's average daily produced volumes at December 31, 1996.

     This accelerated divestiture program allowed the Company to reorganize and reduce the number of its operating divisions from five to three. The accelerated divestiture program and reorganization is expected to result in more than a 20 percent reduction in the Company's 1995 level of production expenses per MCFE. It will also result in a reduction of approximately 425 employees or 20 percent of total employees and a reduction of over 10 percent of the Company's 1995 corporate administrative expenses per MCFE. All levels of personnel within the Company were included in the employee reduction. As a result of the divestiture program and reorganization, the Company recorded a pretax charge of approximately $30 million for severance and other related exit costs in the third quarter of 1996. Since December 31, 1995, headcount has been reduced by 373 employees, of which 334 employees have been terminated under the restructuring program. Approximately $7 million of accrued unpaid benefits remain on the consolidated balance sheet as of December 31, 1996. The Company expects that substantially all benefits will be paid by July 31, 1997.

3.  SALE OF COAL SEAM GAS WELLS

     In September 1996, the Company received cash proceeds of $108 million for a transaction in which it conveyed a working interest in certain coal seam gas wells and retained a volumetric production payment. The cash proceeds represented a prepaid premium related to an obligation to deliver gas from the wells through December 31, 2002. The prepaid premium was recorded as deferred revenue and is being amortized into revenues as the gas is produced. Approximately $13 million of the deferred revenue was recognized in 1996.

4.  MARKETING ACTIVITIES

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

                                                          1996    1995    1994
                                                          ----    ----    ----
Oil (MBbls per day).....................................   58     272     467
Gas (MMCF per day)......................................  567     604     549
NGLs (MBbls per day)....................................   14      12      11

  Hedging and Related Transactions

     In 1993, the Company entered into a gas swap agreement to offset the effects of a long-term fixed-price contract for natural gas. When taking into account the gas swap and the original fixed-price contract, the Company is a fixed-price payor and receivor on substantially the same volume of gas at the same price. The Company expects that there will be no gain or loss on these transactions.

     The Company is a fixed-price payor on approximately 5.6 BCF (which approximates 1 percent of the Company's 1996 gas production) at prices ranging from $1.38 to $2.40 per MMBTU for production through December 31, 1997. These transactions convert fixed-price contracts to market-sensitive contracts. The Company is a fixed-price receivor on approximately 16.3 BCF (which approximates 4 percent of the Company's 1996 gas production) at prices ranging from $1.80 to $3.67 per MMBTU for production through December 31, 1997. These transactions are a hedge of the Company's underlying production. The deferred loss on these types of transactions as of December 31, 1996 was $9.8 million. This opportunity loss will be substantially offset in the cash market when the hedged commodity is delivered in 1997, which has the effect of fixing the price at which the commodity is sold.

     The Company sells oil and gas futures contracts on the New York Mercantile Exchange ("NYMEX") and sells gas futures contracts on the Kansas City Board of Trade ("KBOT"). These contracts allow the Company to sell oil and gas at a future date for a specified price. Futures contracts which are sold are accounted for as hedges of the Company's underlying production. The crude oil positions outstanding as of December 31, 1996 totaled 2,930 MBbls (which approximates 16 percent of the Company's 1996 oil production) at NYMEX prices ranging from $20.50 to $25.10 per barrel for production through November 1997. The natural gas positions outstanding as of December 31, 1996 totaled 11.5 BCF (which approximates 3 percent of the Company's 1996 gas production) at NYMEX and KBOT prices ranging from $2.39 to $3.84 per MMBTU for production through April 1997. The deferred loss on oil and gas futures contracts as of December 31, 1996 was $12.2 million. This opportunity loss will be substantially offset in the cash market when the hedged commodity is delivered in 1997, which has the effect of fixing the price at which the commodity is sold.

5. INCOME TAXES

     The provision (benefit) for income taxes follows.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1996      1995       1994
                                                              ----      -----      ----
                                                                    (IN MILLIONS)
Current
  Federal...................................................  $ 48      $  61      $ 23
  State.....................................................     6         12        (1)
                                                              ----      -----      ----
                                                                54         73        22
                                                              ----      -----      ----
Deferred
  Federal...................................................   (11)      (331)      (89)
  State.....................................................     9        (39)        3
                                                              ----      -----      ----
                                                                (2)      (370)      (86)
                                                              ----      -----      ----
          Total.............................................  $ 52      $(297)     $(64)
                                                              ====      =====      ====

     Reconciliation of the federal statutory income tax rate to the effective income tax rate follows.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                              1996        1995        1994
                                                              -----      ------      ------
Statutory rate..............................................   35.0%      (35.0)%      35.0%
State income taxes net of federal tax benefit...............    3.2        (3.0)        1.1
Tax credits.................................................  (21.1)      (14.5)     (103.3)
Other.......................................................    (.3)        1.0        (3.7)
                                                              -----      ------      ------
          Effective rate....................................   16.8%      (51.5)%     (70.9)%
                                                              =====      ======      ======

     Deferred tax liabilities (assets) follow.

                                                                DECEMBER 31,
                                                              ----------------
                                                              1996       1995
                                                              -----      -----
                                                               (IN MILLIONS)
Deferred liabilities
  Excess of book over tax basis of properties...............  $ 285      $ 284
  Financial accruals and provisions.........................      5          -
                                                              -----      -----
                                                                290        284
                                                              -----      -----
Deferred assets
  Financial accruals and provisions.........................      -        (16)
  AMT credits carryover.....................................   (205)      (181)
                                                              -----      -----
                                                               (205)      (197)
                                                              -----      -----
          Net deferred liability............................  $  85      $  87
                                                              =====      =====

     The above net deferred tax liabilities as of December 31, 1996 and 1995, include deferred state income tax liabilities of approximately $28 million and $18 million, respectively.

     As of December 31, 1996, the Alternative Minimum Tax ("AMT") credits carryover of approximately $205 million, related primarily to non-conventional fuel tax credits, is available to offset future regular tax liabilities. The AMT credits carryover has no expiration date. The benefit of the tax credits is recognized in net income for accounting purposes. The benefit is reflected in the current tax provision to the extent the Company is able to utilize the credits for tax return purposes.

6. LONG-TERM DEBT

     Long-term Debt follows.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996        1995
                                                              ------      ------
                                                                (IN MILLIONS)
Commercial Paper............................................  $    -      $  152
Notes, 7.15%, due 1999......................................     300         300
Notes, 6 7/8%, due 1999.....................................     150         150
Notes, 9 5/8%, due 2000.....................................     150         150
Notes, 8 1/2%, due 2001.....................................     150         150
Debentures, 9 7/8%, due 2010................................     150         150
Debentures, 9 1/8%, due 2021................................     150         150
Debentures, 8.20%, due 2025.................................     150         150
Debentures, 6 7/8%, due 2026................................     150           -
Other, including discounts -- net...........................      (3)         (2)
                                                              ------      ------
          Total.............................................  $1,347      $1,350
                                                              ======      ======

     The Company has debt maturities of $450 million, $150 million and $150 million due in 1999, 2000 and 2001, respectively.

     The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in July 2001 and a $300 million revolving credit agreement that expires July 1997. The $300 million revolving credit agreement is renewable annually by mutual consent and was renewed in July 1996. Annual fees are .10 and .06 percent, respectively, of the commitments. At the Company's option, interest on borrowings is based on the Prime rate or Eurodollar rates. The unused commitment under these agreements is available to cover certain debt due within one year; therefore, commercial paper is classified as long-term debt. Under the covenants of these agreements, debt cannot exceed 52.5 percent of the sum of debt and tangible net worth (as defined in the agreements). Additionally, tangible net worth cannot be less than $1.3 billion. As of December 31, 1996, there were no borrowings outstanding under these credit facilities. In addition, the Company has the capacity to issue $200 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

7.  TRANSPORTATION ARRANGEMENTS WITH EL PASO NATURAL GAS COMPANY

     In 1996, 1995 and 1994, approximately 55 percent, 58 percent and 66 percent, respectively, of the Company's gas production was transported to direct sale customers through El Paso Natural Gas Company's ("EPNG") pipeline facilities. These transportation arrangements are pursuant to EPNG's approved Federal Energy Regulatory Commission tariffs applicable to all shippers. The Company expects to continue to transport a substantial portion of its future gas production through EPNG's pipeline system. See Note 10 for demand charges paid to EPNG which provide the Company with firm and interruptible transportation capacity rights on interstate and intrastate pipeline systems.

8.  CAPITAL STOCK

  Stock Options

     The Company's 1993 Stock Incentive Plan (the "1993 Plan") succeeds it's 1988 Stock Option Plan which expired by its terms in May 1993 but remains in effect for options granted prior to May 1993. The 1993 Plan provides for the grant of stock options, restricted stock, stock purchase rights and stock appreciation rights or limited stock appreciation rights (together "SARs").

     Under the 1993 Plan, options may be granted to officers and key employees at fair market value at the date of grant, exercisable in whole or part by the optionee after completion of at least one year of continuous employment from the grant date and have a term of ten years. At December 31, 1996, 6,441,190 shares of options were available for grant under the 1993 Plan.

  Stock Appreciation Rights

     The Company has granted SARs in connection with certain outstanding options under the 1988 Plan. SARs are subject to the same terms and conditions as the related options. A SAR entitles an option holder, in lieu of exercise of an option, to receive a cash payment equal to the difference between the option price and the fair market value of the Company's common stock based upon the plan provisions. To the extent the SAR is exercised, the related option is cancelled and to the extent the option is exercised the related SAR is cancelled. The outstanding SARs are exercisable only under certain circumstances related to significant changes in the ownership of the Company or its holdings, or certain changes in the constitution of its Board of Directors. At December 31, 1996, there were 406,633 SARs outstanding related to stock options with a weighted average exercise price of $27.19 per share.

     Activity in the Company's stock option plans follows.

                                                                             WEIGHTED AVERAGE
                                                                OPTIONS       EXERCISE PRICE
                                                                -------      ----------------
Balance, December 31, 1993..................................    2,933,173         $32.57
  Granted...................................................      430,200          34.04
  Exercised.................................................      (62,631)         44.26
  Cancelled.................................................     (154,407)         35.47
                                                               ----------
Balance, December 31, 1994..................................    3,146,335          32.69
  Granted...................................................      415,600          39.93
  Exercised.................................................     (177,365)         29.66
  Cancelled.................................................      (31,300)         34.01
                                                               ----------
Balance, December 31, 1995..................................    3,353,270          33.74
  Granted...................................................    2,430,900          50.76
  Exercised.................................................   (1,038,864)         30.82
  Cancelled.................................................      (67,642)         39.76
                                                               ----------
Balance, December 31, 1996..................................    4,677,664         $43.15
                                                               ==========

     The following table summarizes information related to stock options outstanding and exercisable at December 31, 1996.

                                              WEIGHTED
                                  WEIGHTED     AVERAGE                   WEIGHTED
                                  AVERAGE     REMAINING                  AVERAGE
  SHARES      RANGE OF EXERCISE   EXERCISE   CONTRACTUAL     SHARES      EXERCISE
OUTSTANDING        PRICES          PRICE        LIFE       EXERCISABLE    PRICE
-----------   -----------------   --------   -----------   -----------   --------
 1,015,646    $21.54 to $31.83     $29.48     4.1 years     1,015,646     $29.48
 3,662,018    33.88 to  50.81       46.94     9.1 years     1,243,118      39.40
 ---------                                                  ---------
 4,677,664    $21.54 to $50.81     $43.15     8.0 years     2,258,764     $34.94
 =========                                                  =========

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for the Company's fiscal year beginning January 1, 1996.

     SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

     The weighted average fair values of options granted during the years 1996 and 1995 were $13.15 and $9.38, respectively. The fair values of employee stock options were calculated using a variation of the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 1996 and 1995: stock price volatility of 17.94 percent; risk free rate of return ranging from 5.45 percent to 6.90 percent; dividend rate of $.55 per year; and an expected term of 5 years. If the fair value based method of accounting in SFAS 123 had been applied, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                     1996
                                                             --------------------
                                                             (IN MILLIONS, EXCEPT
                                                              PER SHARE AMOUNTS)
Net Income -- as reported...................................         $ 255
Net Income -- pro forma.....................................           252
Earnings per Common Share -- as reported....................          2.02
Earnings per Common Share -- pro forma......................         $1.99

     The fair value of stock options for year 1995 did not result in a change to reported Net Income or Earnings per Common Share and, therefore, no pro forma disclosures for that period are included. The fair value of stock options included in the pro forma amounts for year 1996 is not necessarily indicative of future effects on net income and earnings per share.

  Preferred Stock and Preferred Stock Purchase Rights

     The Company is authorized to issue 75,000,000 shares of preferred stock, par value $.01 per share, and as of December 31, 1996 there were no shares issued. On December 15, 1988, the Company's Board of Directors designated 3,250,000 of the authorized preferred shares as Series A Preferred Stock. Upon issuance each one-hundredth of a share of Series A Preferred Stock will have dividend and voting rights approximately equal to those of one share of Common Stock of the Company. In addition, on December 15, 1988, the Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company. The Rights were amended on February 23, 1989. The Rights become exercisable if, without the Company's prior consent, a person or group acquires securities having 15 percent or more of the voting power of all of the Company's voting securities (an "Acquiring Person") or ten days following the announcement of a tender offer which would result in such ownership. Each Right, when exercisable, entitles the registered holder to purchase from the Company one-hundredth of a share of Series A Preferred Stock at a price of $95 per one-hundredth of a share, subject to adjustment. If, after the Rights become exercisable, the Company were to be involved in a merger or other business combination in which its Common Stock was exchanged or changed or 50% or more of the Company's assets or earning power were sold, each Right would permit the holder to purchase, for the exercise price, stock of the acquiring company having a value of twice the exercise price (the "Merger Right"). In addition, except for certain permitted offers, if any person or group becomes an Acquiring Person, each Right would permit the purchase, for the exercise price, of Common Stock of the Company having a value of twice the exercise price (the "Subscription Right"). Rights owned by an Acquiring Person are void as they relate to the Subscription Right or the Merger Right. The Rights may be redeemed by the Company under certain circumstances until their expiration date for $.05 per Right.

9.  PENSION PLANS

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

     The following information relates to the Company plans.

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996          1995
                                                              --------      --------
                                                                  (IN MILLIONS)
Actuarial present value of benefit obligations
  Accumulated benefit obligation, including vested
     benefits of $98 and $101...............................  $    101      $    104
                                                              ========      ========

  Projected benefit obligation for service to date..........  $    129      $    145
Plan assets, primarily marketable equity and debt
  securities, at fair value.................................      (119)         (113)
                                                              --------      --------
Funded status of projected benefit obligation...............        10            32
Unrecognized net loss.......................................       (20)          (44)
Unamortized net transition obligation.......................        (2)           (3)
                                                              --------      --------
Net prepaid pension asset...................................  $    (12)     $    (15)
                                                              ========      ========

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1996      1995      1994
                                                              ----      ----      ----
                                                                   (IN MILLIONS)
Pension cost for the plans includes the following components
  Service cost -- benefits earned during the period.........  $  6      $  6      $  7
  Interest cost on projected benefit obligation.............    10         9         9
  Actual (return) loss on plan assets.......................   (15)      (18)        1
  Net amortization and deferred amounts.....................     9        12        (5)
                                                              ----      ----      ----
  Net pension cost..........................................  $ 10      $  9      $ 12
                                                              ====      ====      ====

     The projected benefit obligation was determined using a weighted average discount rate of 7.75 percent in 1996 and 7.50 percent in 1995, and a rate of increase in future compensation levels of 5 percent. The expected long-term rate of return on plan assets was 9 percent in both 1996 and 1995.

     During 1996, the Company recognized a curtailment expense of approximately $500 thousand related to the employee reduction associated with the reorganization.

10.  COMMITMENTS AND CONTINGENT LIABILITIES

  Demand Charges

     The Company has entered into contracts which provide firm transportation capacity rights on interstate and intrastate pipeline systems. The remaining terms on these contracts range in terms from 1 to 11 years and require the Company to pay transportation demand charges regardless of the amount of pipeline capacity utilized by the Company. The Company paid $61 million, $53 million and $48 million of demand charges of which $47 million, $40 million and $37 million was paid to EPNG for the years ended December 31, 1996, 1995 and 1994, respectively.

     Currently, approximately one-half of the Company's demand charges are for eastward transportation from the San Juan Basin. This transportation cost was more than offset by (i) the proceeds received from the sale of gas at locations east of the San Juan Basin and (ii) increases in realized San Juan Basin prices which occurred as a result of less supply competing for California market demand.

     Future transportation demand charge commitments at December 31, 1996 follow.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              (IN MILLIONS)
1997........................................................    $     63
1998........................................................          63
1999........................................................          63
2000........................................................          45
2001........................................................          39
Thereafter..................................................         201
                                                                --------
     Total..................................................    $    474
                                                                ========

  Lease Obligations

     The Company has operating leases for office space and other property and equipment. The Company incurred lease rental expense of $14 million, $14 million and $17 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     Future minimum annual rental commitments at December 31, 1996 follow.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              (IN MILLIONS)
1997........................................................    $     15
1998........................................................          14
1999........................................................          12
2000........................................................           9
2001........................................................           9
Thereafter..................................................          70
                                                                --------
     Total..................................................    $    129
                                                                ========

  Legal Proceedings

     On May 25, 1995, the 270th Judicial District Court of Harris County, Texas entered an order in a lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc. (now known as Burlington Resources Oil & Gas Company), et al., which allowed the suit to be maintained as a class action on behalf of all royalty and overriding royalty interest owners in all Burlington Resources Oil & Gas Company ("BROG") properties and all working interest owners in properties operated by BROG who received payments from BROG at any time from and after December 1, 1986 based upon wellhead sales of natural gas to Burlington Resources Trading Inc. ("BRTI"). The lawsuit involves claims for unspecified actual and punitive damages based upon alleged breaches of duties owed to interest owners because of the use of corporate affiliates to gather, treat and market natural gas. The plaintiffs allege that BROG's gas producing affiliates have sold natural gas to marketing affiliates at lower inter-affiliate settlement prices which were then used as the basis for accounting to interest owners. Plaintiffs also allege that BROG's pricing includes inappropriate deductions of inflated gathering and transportation costs. BROG has consistently denied liability and perfected an interlocutory appeal of the class certification order on May 30, 1995. Oral argument on the interlocutory appeal of the class certification order was heard February 28, 1996. Following the argument, but in advance of a decision by the appellate court, the parties executed a settlement agreement dated August 6, 1996, which the trial court preliminarily approved on August 12, 1996. After notice to the class members, the court conducted a hearing on November 8, 1996, and gave final approval to the terms of the parties' settlement agreement in its

Judgment signed on November 12, 1996. Four class members who appeared through counsel at the November 8, 1996 hearing to object to the settlement filed a motion for a new trial or, in the alternative, to modify, alter or amend judgment, which motion was denied by Order signed December 16, 1996. Thereafter, the four objectors filed a Notice of Appeal. The Company intends to defend any appeals vigorously.

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

11.  IMPAIRMENT OF OIL AND GAS PROPERTIES

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

     Under SFAS No. 121, the Company evaluates impairment of its oil and gas properties on a field-by-field basis rather than in the aggregate. Based upon this evaluation, in 1995, certain properties were deemed to be impaired. For those properties, the Company adjusted the net book value of the properties to their fair value based upon expected future discounted cash flows. As a result of the Company's adoption of SFAS No. 121 in September 1995, combined with a weak gas market, the Company recognized a non-cash, pretax charge of $490 million ($304 million after tax) related to its oil and gas properties.

12.  OTHER INFORMATION

  Supplemental Cash Flow Information

     The following is additional information concerning supplemental disclosures of cash flow activities.

                                                     YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                     1996      1995      1994
                                                     ----      ----      ----
                                                          (IN MILLIONS)
Interest Paid......................................  $108      $104       $86
Income Taxes Paid--Net.............................  $ 56      $ 61       $41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Burlington Resources Inc.

     We have audited the accompanying consolidated balance sheets of Burlington Resources Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and common stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burlington Resources Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995.

/s/ COOPERS & LYBRAND L.L.P.

Houston, Texas
January 15, 1997

                           BURLINGTON RESOURCES INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

                SUPPLEMENTAL OIL AND GAS DISCLOSURES--UNAUDITED

     The supplemental data presented herein reflects information for all of the Company's oil and gas producing activities.

     Capitalized costs for oil and gas producing activities follow.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996        1995
                                                              ------      ------
                                                                (IN MILLIONS)
Proved properties...........................................  $5,795      $5,830
Unproved properties.........................................      48          40
                                                              ------      ------
                                                               5,843       5,870
Accumulated depreciation, depletion and amortization........   2,350       2,410
                                                              ------      ------
          Net capitalized costs.............................  $3,493      $3,460
                                                              ======      ======

     Costs incurred for oil and gas property acquisition, exploration and development activities follow.

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1996          1995          1994
                                                              --------      --------      --------
                                                                         (IN MILLIONS)
Property acquisition
  Unproved..................................................  $     24      $     39      $     22
  Proved....................................................        87           104           479
Exploration.................................................        81            80            31
Development.................................................       327           324           278
                                                              --------      --------      --------
          Total costs incurred..............................  $    519      $    547      $    810
                                                              ========      ========      ========

     Results of operations for oil and gas producing activities follow.

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1996          1995         1994
                                                              --------      --------      ------
                                                                        (IN MILLIONS)
Net revenues................................................   $1,250        $  826       $  905
                                                               ------        ------       ------
Production costs............................................      295           270          261
Exploration and leasehold impairment costs..................       62            51           33
Operating expenses..........................................      180           154          146
Depreciation, depletion and amortization....................      309           332          300
Impairment of oil and gas properties........................        -           490            -
                                                               ------        ------       ------
                                                                  846         1,297          740
                                                               ------        ------       ------
Operating income (loss).....................................      404          (471)         165
Income tax provision........................................       88          (261)         (39)
                                                               ------        ------       ------
Results of operations for oil and gas producing
  activities................................................   $  316        $ (210)      $  204
                                                               ======        ======       ======

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

                                                                OIL       GAS
                                                              (MMBBLS)   (BCF)
                                                              --------   -----
PROVED DEVELOPED AND UNDEVELOPED RESERVES
  January 1, 1994...........................................   168.2     5,221
     Revisions of previous estimates........................    (1.4)      (44)
     Extensions, discoveries and other additions............    20.5       407
     Production.............................................   (16.6)     (384)
     Purchases of reserves in place(a)......................    19.7       379
     Sales of reserves in place(b)..........................    (6.3)      (78)
                                                               -----     -----
  December 31, 1994.........................................   184.1     5,501
     Revision of previous estimates.........................     1.5       (33)
     Extensions, discoveries and other additions............    23.4       533
     Production.............................................   (17.5)     (425)
     Purchases of reserves in place.........................     9.3       131
     Sales of reserves in place(b)..........................    (3.9)     (200)
                                                               -----     -----
  December 31, 1995.........................................   196.9     5,507
     Revision of previous estimates.........................    (3.3)      (59)
     Extensions, discoveries and other additions............    26.9       416
     Production.............................................   (18.7)     (448)
     Purchases of reserves in place.........................     6.0        72
     Sales of reserves in place(b)..........................    (4.2)     (274)
                                                               -----     -----
  December 31, 1996.........................................   203.6     5,214
                                                               =====     =====
PROVED DEVELOPED RESERVES
  January 1, 1994...........................................   149.8     4,381
  December 31, 1994.........................................   161.9     4,584
  December 31, 1995.........................................   168.1     4,543
  December 31, 1996.........................................   174.2     4,314

---------------

(a) Includes the reserves attributable to the purchase of Diamond Shamrock Offshore Partners Limited Partnership.

(b) Includes the reserves associated with the conveyance of working interests in coal seam gas wells.

     A summary of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves is shown below. Future net cash flows are computed using year end sales prices, costs and statutory tax rates (adjusted for tax credits and other items) that relate to the Company's existing proved oil and gas reserves.

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996          1995
                                                              --------      --------
                                                                  (IN MILLIONS)
Future cash inflows.........................................  $ 20,816      $ 11,609
  Less related future
     Production costs.......................................     4,343         3,451
     Development costs......................................       513           529
     Income taxes...........................................     4,441         1,401
                                                              --------      --------
          Future net cash flows.............................    11,519         6,228
  10% annual discount for estimated timing of cash flows....     5,724         3,044
                                                              --------      --------
     Standardized measure of discounted future net cash
      flows.................................................  $  5,795      $  3,184
                                                              ========      ========

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves follows.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1996        1995        1994
                                                              ------      ------      ------
                                                                      (IN MILLIONS)
January 1...................................................  $3,184      $2,998      $3,124
                                                              ------      ------      ------
Revisions of previous estimates
  Changes in prices and costs...............................   4,326         (33)       (350)
  Changes in quantities.....................................     (39)        (22)        (20)
  Changes in rate of production.............................     (77)        189         129
Additions to proved reserves resulting from extensions,
  discoveries and improved recovery, less related costs.....     578         250         195
Purchases of reserves in place..............................     119          99         251
Sales of reserves in place..................................    (176)       (124)        (67)
Accretion of discount.......................................     376         358         363
Sales of oil and gas, net of production costs...............    (955)       (556)       (644)
Net change in income taxes..................................  (1,333)         11         (80)
Other.......................................................    (208)         14          97
                                                              ------      ------      ------
Net change..................................................   2,611         186        (126)
                                                              ------      ------      ------
December 31.................................................  $5,795      $3,184      $2,998
                                                              ======      ======      ======

                           BURLINGTON RESOURCES INC.

                      QUARTERLY FINANCIAL DATA--UNAUDITED

                                                  1996                                           1995
                                   ----------------------------------    -----------------------------------------------------
                                    4TH      3RD       2ND      1ST          4TH           3RD           2ND           1ST
                                   ------   ------    ------   ------    -----------   -----------   -----------   -----------
                                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.........................  $  399   $  344    $  295   $  255    $       237   $       210   $       211   $       215
Operating Income (Loss)(a).......     169       90        96       63             20          (489)            -             2
Net Income (Loss)................     110       59        48       38             23          (300)            2            (5)
Earnings (Loss) per Common
  Share..........................     .87      .47       .38      .30            .18         (2.36)          .02          (.04)
Dividends Declared per Common
  Share..........................   .1375    .1375     .1375    .1375          .1375         .1375         .1375         .1375
Common Stock Price Range
  High...........................  53 1/2   47 1/8    43 1/4   40 1/4         41 1/4            42        41 1/2        40 3/4
  Low............................  $44 1/8  $41 5/8   $35 1/8  $35 5/8   $    35 1/8   $    36 7/8   $    36 3/4   $    33 7/8

---------------

(a) As a result of the divestiture program and reorganization, during the third quarter of 1996, the Company recorded a pretax charge of approximately $30 million. In 1995, as a result of the Company's adoption of SFAS No. 121, the Company recognized a non-cash, pretax charge of $490 million.

                                   ITEM NINE

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                                    PART III

                              ITEMS TEN AND ELEVEN

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE COMPENSATION

     A definitive proxy statement for the 1997 Annual Meeting of Stockholders of Burlington Resources Inc. will be filed no later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference. Executive Officers of the Company are listed on page 10 of this Form 10-K.

                                  ITEM TWELVE

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                 ITEM THIRTEEN

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

                                 ITEM FOURTEEN

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                PAGE
                                                                ----
FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION
  Consolidated Statement of Income..........................     18
  Consolidated Balance Sheet................................     19
  Consolidated Statement of Cash Flows......................     20
  Consolidated Statement of Common Stockholders' Equity.....     21
  Notes to Consolidated Financial Statements................     22
  Report of Independent Accountants.........................     32
  Supplemental Oil and Gas Disclosures -- Unaudited.........     33
  Quarterly Financial Data -- Unaudited.....................     36

AMENDED EXHIBIT INDEX.......................................      *

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

                                          BURLINGTON RESOURCES INC.

                                          By          BOBBY S. SHACKOULS
                                            ------------------------------------
                                                     Bobby S. Shackouls
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Resources Inc. and in the capacities and on the dates indicated.

                 By BOBBY S. SHACKOULS                    President and Chief           January 16, 1997
 -----------------------------------------------------    Executive Officer, and
                   Bobby S. Shackouls                     Director

                     JOHN E. HAGALE                       Executive Vice President and  January 16, 1997
--------------------------------------------------------  Chief Financial Officer
                     John E. Hagale

                     HAYS R. WARDEN                       Senior Vice President,        January 16, 1997
--------------------------------------------------------  Controller and Chief
                     Hays R. Warden                       Accounting Officer

                   THOMAS H. O'LEARY                      Chairman of the Board         January 16, 1997
--------------------------------------------------------
                   Thomas H. O'Leary

                     JOHN V. BYRNE                        Director                      January 16, 1997
--------------------------------------------------------
                     John V. Byrne

                   S. PARKER GILBERT                      Director                      January 16, 1997
--------------------------------------------------------
                   S. Parker Gilbert

                     LAIRD I. GRANT                       Director                      January 16, 1997
--------------------------------------------------------
                     Laird I. Grant

                   JOHN T. LAMACCHIA                      Director                      January 16, 1997
--------------------------------------------------------
                   John T. LaMacchia

                   JAMES F. MCDONALD                      Director                      January 16, 1997
--------------------------------------------------------
                   James F. McDonald

                   DONALD M. ROBERTS                      Director                      January 16, 1997
--------------------------------------------------------
                   Donald M. Roberts

                   WALTER SCOTT, JR.                      Director                      January 16, 1997
--------------------------------------------------------
                   Walter Scott, Jr.

                    WILLIAM E. WALL                       Director                      January 16, 1997
--------------------------------------------------------
                    William E. Wall

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

                                                    /s/ JOHN E. HAGALE
                                                      John E. Hagale
                                               Executive Vice President and
                                                 Chief Financial Officer

                                                    /s/ HAYS R. WARDEN
                                                      Hays R. Warden
                                          Senior Vice President, Controller and
                                                 Chief Accounting Officer

                     DIRECTORS OF BURLINGTON RESOURCES INC.
John V. Byrne(1)
President Emeritus
Oregon State University
S. Parker Gilbert(2)
Retired Chairman and
  Managing Director
Morgan Stanley Group Inc.
Laird I. Grant(1)
President, Chief Executive
  Officer and Chief
  Investment Officer
Rockefeller & Co., Inc.
John T. LaMacchia(2)
President and Chief
  Executive Officer

Cincinnati Bell Inc.
                              James F. McDonald(1)
                              President and Chief
                                Executive Officer
                              Scientific-Atlanta, Inc.

                              Thomas H. O'Leary
                              Chairman of the Board
                              Burlington Resources Inc.

                              Donald M. Roberts(1)
                              Retired Vice Chairman and
                                Treasurer
                              United States Trust
                                Company of New York and
                                U.S. Trust Corporation

                              Walter Scott, Jr.(2)
                              Chairman and President
                              Peter Kiewit Sons', Inc.

                                                     Bobby S. Shackouls
                                                     President and
                                                       Chief Executive Officer
                                                     Burlington Resources Inc.

                                                     William E. Wall(2)
                                                     Of Counsel
                                                     Siderius Lonergan

                                                     (1) Audit Committee
                                                     (2) Compensation and
                                                       Nominating Committee

                             CORPORATE INFORMATION

PRINCIPAL CORPORATE OFFICE
Burlington Resources Inc.
5051 Westheimer, Suite 1400
Houston, Texas 77056
(713) 624-9500
STOCK TRANSFER AGENT AND REGISTRAR
Boston EquiServe, L.P.
Shareholder Services
Mail Stop: 45-02-09
P.O. Box 644
Boston, Massachusetts 02102
(617) 575-2900
STOCK EXCHANGE LISTINGS
New York Stock Exchange
Symbol: BR
ANNUAL MEETING
The Annual Meeting of Stockholders will be in Houston, Texas, on March 27, 1997. Formal notice of the meeting will be mailed in advance.
Additional copies of this Annual Report are available, without charge, by writing or calling:
Corporate Secretary
Burlington Resources Inc.
P.O. Box 4239
Houston, Texas 77210
(713) 624-9500

                           BURLINGTON RESOURCES INC.

                             AMENDED EXHIBIT INDEX

     The following exhibits are filed as part of this report.

EXHIBIT                                                                   PAGE
NUMBER                             DESCRIPTION                           NUMBER
-------                            -----------                           ------
  3.1      Certificate of Incorporation of Burlington Resources Inc.,
           as amended (Exhibit 3.1 to Form 8, filed March 1990)........    *
  3.2      By-Laws of Burlington Resources Inc. as amended (Exhibit 3.2
           to Form 10-K, filed February 1996)..........................    *
  4.1      Form of Rights Agreement dated as of December 16, 1988,
           between Burlington Resources Inc. and The First National
           Bank of Boston which includes, as Exhibit A thereto, the
           form of Certificate of Designation specifying terms of the
           Series A Preferred Stock and, as Exhibit B thereto, the form of Rights Certificate (Exhibit 1 to Form 8-A, filed December
           1988).......................................................    *
           Amendment No. 1 to Form of Rights Agreement (Exhibit 2 to
           Form 8-K, filed March 1989).................................    *
           Amendment No. 2 to Form of Rights Agreement (Exhibit 5 to
           Form 8-A/A, filed October 1996).............................    *
  4.2      Indenture, dated as of June 15, 1990, between the registrant and Citibank, N.A., including Form of Debt Securities
           (Exhibit 4.2 to Form 8, filed February 1992)................    *
  4.3      Indenture, dated as of October 1, 1991, between the
           registrant and Citibank, N.A., including Form of Debt
           Securities (Exhibit 4.3 to Form 8, filed February 1992).....    *
  4.4      Indenture, dated as of April 1, 1992, between the registrant and Citibank, N.A., including Form of Debt Securities
           (Exhibit 4.4 to Form 8, filed March 1993)...................    *
 10.1      The 1988 Burlington Resources Inc. Stock Option Incentive
           Plan as amended (Exhibit 10.4 to Form 8, filed March
           1993).......................................................    *
+10.2      Burlington Resources Inc. Incentive Compensation Plan as
           amended and restated October 9, 1996........................
+10.3      Burlington Resources Inc. Senior Executive Survivor Benefit
           Plan dated as of January 1, 1989 (Exhibit 10.11 to Form 8,
           filed February 1989)........................................    *
+10.4      Burlington Resources Inc. Deferred Compensation Plan as
           amended and restated October 9, 1996........................
+10.5      Burlington Resources Inc. Supplemental Benefits Plan as
           amended and restated October 9, 1996........................
+10.6      Employment Contract between Burlington Resources Inc. and
           Thomas H. O'Leary (Exhibit 10.14 to Form 8, filed February
           1989).......................................................    *
           Amendment to Employment Contract between Burlington
           Resources Inc. and Thomas H. O'Leary (Exhibit 10.14 to Form
           8, filed March 1990)........................................    *
           Amendment to Employment Contract between Burlington
           Resources Inc. and Thomas H. O'Leary (Exhibit 10.15 to Form
           8, filed February 1992).....................................    *
           Amendment to Employment Contract between Burlington
           Resources Inc. and Thomas H. O'Leary (Exhibit 10.8 to Form
           10-K, filed February 1994)..................................    *
           Amendment to Employment Contract between Burlington
           Resources Inc. and Thomas H. O'Leary (Exhibit 10.10 to Form
           10-K, filed February 1995)..................................    *

EXHIBIT                                                                                                   PAGE
NUMBER                                           DESCRIPTION                                              NUMBER
-------                                          -----------                                              ------
           Amendment to Employment Contract between Burlington Resources Inc. and Thomas H. O'Leary
           (Exhibit 10.6 to Form 10-K, filed February 1996).............................................      *
+10.7      Employment Contract between Burlington Resources Inc. and Bobby S. Shackouls (Exhibit 10.7 to
           Form 10-K, filed February 1996)..............................................................      *
+10.8      Burlington Resources Inc. Compensation Plan for Non-Employee Directors as amended and restated October 9, 1996.....................................................................
+10.9      Burlington Resources Inc. Key Executive Severance Protection Plan as amended June 8, 1989
           (Exhibit 10.20 to Form 8, filed February 1992)...............................................      *
+10.10     Burlington Resources Inc. Retirement Savings Plan as amended (Exhibits to Form S-8, No.
           2-97533, filed December 1989)................................................................      *
           Amendment No. 1 to Burlington Resources Inc. Retirement Savings Plan (Exhibit 10.15 to Form
           8, filed March 1993).........................................................................      *
           Amendment No. 2 to Burlington Resources Inc. Retirement Savings Plan (Exhibit 10.21 to Form
           8, filed February 1992)......................................................................      *
           Amendment No. 3 to Burlington Resources Inc. Retirement Savings Plan (Exhibit 10.15 to Form
           8, filed March 1993).........................................................................      *
           Amendment No. 4 to Burlington Resources Inc. Retirement Savings Plan (Exhibit 10.10 to Form
           10-K, filed February 1996)...................................................................      *
+10.11     Burlington Resources Inc. Retirement Income Plan for Directors (Exhibit 10.21 to Form 8,
           filed February 1991).........................................................................      *
+10.12     Burlington Resources Inc. Phantom Stock Plan for Non-Employee Directors, effective March 21,
           1996 (Exhibit 10.12 to Form 10-K, filed February 1996).......................................      *
+10.13     Burlington Resources Inc. 1991 Director Charitable Award Plan, dated as of January 16, 1991
           (Exhibit 10.22 to Form 8, filed February 1991)...............................................      *
 10.14     Master Separation Agreement and documents related thereto dated January 15, 1992 by and among
           Burlington Resources Inc., El Paso Natural Gas Company and Meridian Oil Holding Inc.,
           including exhibits (Exhibit 10.24 to Form 8, filed February 1992)............................      *
+10.15     Burlington Resources Inc. 1992 Stock Option Plan for Non-employee Directors (Exhibit 28.1 of
           Form S-8, No. 33-46518, filed March 1992)....................................................      *
+10.16     Burlington Resources Inc. Key Executive Retention Plan and Amendments No. 1 and 2 (Exhibit
           10.20 to Form 8, filed March 1993)...........................................................      *
           Amendments No. 3 and 4 to the Burlington Resources Inc. Key Executive Retention Plan (Exhibit
           10.17 to Form 10-K, filed February 1994).....................................................      *
+10.17     Burlington Resources Inc. 1992 Performance Share Unit Plan as amended and restated October 9,
           1996.........................................................................................
+10.18     Burlington Resources Inc. 1993 Stock Incentive Plan (Exhibit 10.22 to Form 10-K, filed
           February 1994)...............................................................................      *
+10.19     Petrotech Long Term Incentive Plan (Exhibit 10.22 to Form 10-K, filed February 1995).........      *
+10.20     Burlington Resources Inc. 1994 Restricted Stock Exchange Plan (Exhibit 10.23 to Form 10-K,
           filed February 1995).........................................................................      *

EXHIBIT                                                                                                       PAGE
NUMBER                                           DESCRIPTION                                                 NUMBER
-------                                          -----------                                                 ------
+10.21     Burlington Resources Inc. 1997 Performance Share Unit Plan, effective December 1996..........
 10.22     $300 million Short-term Revolving Credit Agreement, dated as of July 20, 1994, between
           Burlington Resources Inc. and Citibank, N.A., as agent (Exhibit 10.22 to Form 10-K, filed
           February 1996)...............................................................................        *
           First Amendment to Short-term Revolving Credit Agreement, dated as of July 14, 1995..........
           Second Amendment to Short-term Revolving Credit Agreement, dated as of July 12, 1996.........
 10.23     Second Amended and Restated $600 million Long-term Revolving Credit Agreement, dated as of
           July 12, 1996, between Burlington Resources Inc. and Citibank, N.A. as agent.................
 11.1      Earnings (Loss) Per Share....................................................................
 12.1      Ratio of Earnings to Fixed Charges...........................................................
 21.1      Subsidiaries of the Registrant...............................................................
 23.1      Consent of Independent Accountants...........................................................
 27.1      Financial Data Schedule......................................................................       **

---------------

 *Exhibit incorporated by reference as indicated.

**Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR System.

 +Exhibit constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.