Form 10-Q
period 1997-03-31
BURLINGTON RESOURCES INC
filed 1997-05-06
CIK 833320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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


                       Yes   X                   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                                   Outstanding

   Common Stock, par value $.01 per share,
           as of March 31, 1997                            124,565,412

                      PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                        FIRST QUARTER
                                                  -----------------------
                                                    1997           1996
                                                  -------        --------
                                         (In Millions, Except per Share Amounts)

Revenues .........................................$   384        $   255

Costs and Expenses ...............................    219            192
                                                  -------        -------
Operating Income .................................    165             63
Interest Expense .................................     28             28
Other Expense ....................................      1              -
                                                  -------        -------
Income Before Income Taxes .......................    136             35
Income Tax Expense (Benefit) .....................     26             (3)
                                                  --------       --------

Net Income .......................................$   110        $    38
                                                  ========       ========

Earnings per Common Share ........................$   .88        $   .30
                                                  ========       ========

         See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                        March 31,     December 31,
                                                                          1997           1996
                                                                        ---------     ----------
                                                                    (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents ........................................... $     221     $      68
  Accounts Receivable .................................................       192           338
  Inventories .........................................................        22            18
  Other Current Assets ................................................        25            18
                                                                        ---------     ---------
                                                                              460           442
                                                                        ---------     ---------
Oil & Gas Properties (Successful Efforts Method) ......................     5,883         5,843
Other Properties ......................................................       489           485
                                                                        ---------     ---------
                                                                            6,372         6,328
    Accumulated Depreciation, Depletion and Amortization ..............     2,632         2,548
                                                                        ---------     ---------
       Properties - Net ...............................................     3,740         3,780
                                                                        ---------     ---------
Other Assets ..........................................................        96            94
                                                                        ---------     ---------
       Total Assets ................................................... $   4,296     $   4,316
                                                                        =========     =========
LIABILITIES
Current Liabilities
   Accounts Payable ................................................... $     133     $     217
   Taxes Payable ......................................................        72            62
   Accrued Interest ...................................................        34            23
   Dividends Payable ..................................................        17            17
   Deferred Revenue ...................................................        20            20
   Other Current Liabilities ..........................................         1            29
                                                                        ---------     ---------
                                                                              277           368
                                                                        ---------     ---------
Long-term Debt ........................................................     1,347         1,347
                                                                        ---------     ---------
Deferred Income Taxes .................................................        94            85
                                                                        ---------     ---------
Deferred Revenue ......................................................        70            75
                                                                        ---------     ---------
Other Liabilities and Deferred Credits ................................       100           108
                                                                        ---------     ---------
Put Options ...........................................................        22             -
                                                                        ---------     ---------
Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.01 Per Share
 (Authorized 325,000,000 Shares;  Issued 150,000,000 Shares) ..........         2             2
Paid-in Capital .......................................................     2,911         2,932
Retained Earnings .....................................................       481           388
                                                                        ---------     ---------
                                                                            3,394         3,322
Cost of Treasury Stock
   (25,434,588 and 25,081,301 Shares for 1997 and 1996, respectively) .     1,008           989
                                                                        ---------     ---------
Common Stockholders' Equity ...........................................     2,386         2,333
                                                                        ---------     ---------
       Total Liabilities and Common Stockholders' Equity .............. $   4,296     $   4,316
                                                                        =========     =========

              See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              FIRST QUARTER
                                                        -----------------------
                                                            1997         1996
                                                        ---------    ----------
                                                              (In Millions)

Cash Flows From Operating Activities
  Net Income .......................................... $    110     $      38
  Adjustments to Reconcile Net Income to Net Cash
       Provided By Operating Activities
    Depreciation, Depletion and Amortization ..........       91            81
    Deferred Income Taxes .............................        9           (17)
    Exploration Costs .................................       18            10
  Working Capital Changes
    Accounts Receivable ...............................      146            23
    Inventories .......................................       (4)           (9)
    Other Current Assets ..............................       (7)            -
    Accounts Payable ..................................      (84)           (5)
    Taxes Payable .....................................       10             9
    Accrued Interest ..................................       11            15
    Other Current Liabilities .........................      (28)           20
  Other ...............................................      (20)          (34)
                                                        ---------    ----------
      Net Cash Provided By Operating Activities .......      252           131
                                                        ---------    ----------
Cash Flows From Investing Activities
  Additions to Properties .............................     (133)         (122)
  Proceeds from Sales and Other .......................       69            37
                                                        ---------    ----------
     Net Cash Used In Investing Activities ............      (64)          (85)
                                                        ---------    ----------
Cash Flows From Financing Activities
  Proceeds from Long-term Financing ...................        -           150
  Reduction in Long-term Debt .........................        -          (149)
  Dividends Paid ......................................      (17)          (17)
  Common Stock Purchases ..............................      (25)          (17)
  Other ...............................................        7           (11)
                                                        ---------    ----------
      Net Cash Used In Financing Activities ...........      (35)          (44)
                                                        ---------    ----------
Increase in Cash and Cash Equivalents .................      153             2
Cash and Cash Equivalents
  Beginning of Year ...................................       68            20
                                                        ---------    ----------
  End of Period ....................................... $    221     $      22
                                                        =========    ==========

          See Accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

     The 1996 Annual Report on Form 10-K of Burlington Resources Inc. (the "Company") includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q ("Quarterly Report"). The financial statements for the periods presented herein are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

     Earnings per common share is based on the weighted average number of common shares outstanding during the year including common share equivalents when dilutive. The weighted average number of common shares outstanding was 125 million and 127 million for the first quarter of 1997 and 1996, respectively.

2.       DIVESTITURE PROGRAM AND REORGANIZATION

     On July 11, 1996, the Company announced the acceleration of its on-going divestiture program. The Company sold over 10,000 working interest wells from
January 1, 1994 to March 31, 1997, including its working interest in approximately 600 wells sold during 1997. By June 30, 1997, the Company expects to sell its working interest in approximately 8,600 additional wells, thus reducing its pre-1994 working interest well count over 50 percent. The related net production on the wells to be sold represented about 9 percent of the Company's average daily produced volumes as of March 31, 1997. In April 1997, the Company sold its working interest in approximately 6,500 wells for gross proceeds of approximately $300 million. The Company expects to record a pretax gain of approximately $50 million in the second quarter.

     This accelerated divestiture program allowed the Company to reorganize and reduce the number of its operating divisions from five to three. The accelerated divestiture program and reorganization will result in a reduction of approximately 425 employees or 20 percent of total employees. All levels of personnel within the Company were included in the employee reduction. As a result of the divestiture program and reorganization, the Company recorded a pretax charge of approximately $30 million for severance and other related exit costs in the third quarter of 1996. As of March 31, 1997, 365 employees have been terminated under the restructuring program and approximately $4 million of accrued unpaid benefits remain on the consolidated balance sheet. The Company expects that substantially all benefits will be paid by June 30, 1997.

3.       COMMITMENTS AND CONTINGENT LIABILITIES

     In the previously reported lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc. (now known as Burlington Resources Oil & Gas Company), et al., the 270th Judicial District Court of Harris County, Texas gave final approval of the parties' settlement agreement in its Judgment signed on November 12, 1996. Certain class members purported to perfect an appeal of the Judgment on February 7, 1997. The Company and the Plaintiffs are vigorously defending the appeal.

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



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

     The total long-term debt to capital (total long-term debt and stockholders' equity) ratio at March 31, 1997 and December 31, 1996 was 36 percent and 37 percent, respectively.

     The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in July 2001 and a $300 million revolving credit agreement that expires in July 1997. The $300 million revolving credit agreement is renewable annually by mutual consent. As of March 31, 1997, there were no borrowings outstanding under the credit facilities. In April 1997, the Company increased the capacity under its shelf registration statements from $200 million to $500 million.

     During the first quarter of 1997, the Company repurchased approximately 528 thousand shares of its common stock for approximately $25 million. Since December 1988, the Company repurchased approximately 31 million shares under four 10 million share repurchase authorizations. In conjunction with the Company's stock repurchase program, the Company sold put options ("options") during the first quarter of 1997. The options entitle the holders, upon exercise of the options on the expiration dates, to sell shares of Burlington Resources common stock to the Company at specified prices. As of March 31, 1997, options on 500 thousand shares were outstanding with an average strike price of $44.50 per share. An average premium of $2.63 per option was received for the option sales. The options have various expiration dates between August 1997 and September 1997.

     Net cash provided by operating activities for the first quarter of 1997 was $252 million compared to $131 million in 1996. The increase was primarily due to significantly higher operating income.

     In an effort to maintain its high quality asset base, the Company continues to divest non-strategic oil and gas properties. During the first quarter of 1997, the Company divested its working interest in approximately 600 wells and related facilities. Gross proceeds received from the Company's divestiture program, including performance deposits on transactions closed in the second quarter of 1997, were approximately $80 million.

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

Capital Expenditures

     Capital expenditures for the first quarter of 1997 totaled $133 million compared to $122 million in 1996. Capital expenditures are currently projected to be approximately $650 million for all of 1997 and are expected to be primarily for the development and exploration of oil and gas properties, reserve acquisitions, and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flow supplemented, if needed, by external financing.

Dividends

     On April 9, 1997, the Board of Directors declared a common stock quarterly dividend of $.1375 per share, payable July 1, 1997.

Results of Operations - First Quarter 1997 Compared to First Quarter 1996

     The Company reported net income of $110 million or $.88 per share for the first quarter of 1997 compared to $38 million or $.30 per share in 1996. Operating income for the first quarter of 1997 was $165 million compared to $63 million in 1996.

     Revenues were $384 million for the first quarter of 1997 compared to $255 million in 1996. Natural gas sales prices improved 48 percent to $2.30 per MCF and gas sales volumes improved 12 percent to 1,325 MMCF per day which increased revenues $90 million and $18 million, respectively. Average oil sales prices improved 18 percent to $21.21 per barrel and oil sales volumes improved 7 percent to 51.3 MBbls per day which increased revenues $15 million and $5 million, respectively. Gas and oil sales volumes increased primarily due to continued development of the Company's oil and gas properties and producing property acquisitions.

     Costs and expenses were $219 million for the first quarter of 1997 compared to $192 million in 1996. The increase was primarily due to an $8 million increase in exploration costs, a $10 million increase in depreciation, depletion and amortization, and a $9 million increase in production and processing expenses resulting from an 11 percent increase in 1997 production levels.

     The effective income tax rate was an expense of 19 percent for the first quarter of 1997 compared to a benefit of 8 percent in 1996. The increased tax expense in 1997 is principally a result of higher pretax income. The 1996 beneficial tax rate is due to the benefit of non-conventional fuel tax credits being greater than tax expense at statutory rates.

Other Matters

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which is effective for periods ending after December 15, 1997.

     SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). It simplifies the standards for computing EPS and replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures.

     On July 11, 1996, the Company announced the acceleration of its on-going divestiture program. The Company sold over 10,000 working interest wells from
January 1, 1994 to March 31, 1997, including its working interest in approximately 600 wells sold during 1997. By June 30, 1997, the Company expects to sell its working interest in approximately 8,600 additional wells, thus reducing its pre-1994 working interest well count over 50 percent. The related net production on the wells to be sold represented about 9 percent of the Company's average daily produced volumes as of March 31, 1997. In April 1997, the Company sold its working interest in approximately 6,500 wells for gross proceeds of approximately $300 million. The Company expects to record a pretax gain of approximately $50 million in the second quarter.

     This accelerated divestiture program allowed the Company to reorganize and reduce the number of its operating divisions from five to three. The accelerated divestiture program and reorganization will result in a reduction of approximately 425 employees or 20 percent of total employees. All levels of personnel within the Company were included in the employee reduction. As a result of the divestiture program and reorganization, the Company recorded a pretax charge of approximately $30 million for severance and other related exit costs in the third quarter of 1996. As of March 31, 1997, 365 employees have been terminated under the restructuring program and approximately $4 million of accrued unpaid benefits remain on the consolidated balance sheet. The Company expects that substantially all benefits will be paid by June 30, 1997.

Forward-looking Statements

     This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company's current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company's 1996 Annual Report on Form 10-K.

                                            PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings

              See Note 3 of Notes to Consolidated Financial Statements.

ITEM 4.       Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on March 27, 1997. The following were nominated and elected to serve as Directors of Burlington Resources Inc. for a term of one year or until their successors shall have been duly elected and qualified:

              Nominee                For                   Withheld

              J. V. Byrne            107,310,353            616,191

              S. P. Gilbert          106,588,265          1,338,279

              L. I. Grant            107,385,950            540,594

              J. T. LaMacchia        107,359,122            567,422

              J. F. McDonald         107,390,035            536,509

              T. H. O'Leary          107,395,693            530,851

              D. M. Roberts          107,350,260            576,284

              W. Scott, Jr.          107,297,438            629,106

              B. S. Shackouls        107,376,752            549,792

              W. E. Wall             107,331,323            595,221





              Shareholder proposal to eliminate the Charitable Award Plan:

              For                Against               Abstentions

              10,234,873         85,596,099              1,737,871

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

                11.1       Earnings Per Share                              13

                12.1       Ratio of Earnings to Fixed Charges              14

                27.1       Financial Data Schedule                         **

 *  Exhibit incorporated by reference.
** Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR System.


              B.  Reports on Form 8-K

                  The Company filed no reports on Form 8-K in the first quarter.


Items 2, 3 and 5 of Part II are not applicable and have been omitted.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BURLINGTON RESOURCES INC.
                                       (Registrant)



                                 By     /s/ John E. Hagale
                                        ------------------------------
                                        John E. Hagale
                                        Executive Vice President and
                                        Chief Financial Officer



                                 By     /s/ Hays R. Warden
                                        ------------------------------
                                        Hays R. Warden
                                        Senior Vice President and Controller,
                                        and Chief Accounting Officer


Date:  May 6, 1997