Form 10-Q
period 1997-06-30
BURLINGTON RESOURCES INC
filed 1997-08-01
CIK 833320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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


              Yes   X                               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                                Outstanding

Common Stock, par value $.01 per share,               123,786,512
             as of June 30, 1997

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                      SECOND QUARTER               SIX MONTHS
                                    ------------------         -----------------
                                     1997        1996           1997       1996
                                    ------      ------         ------     ------
                                      (In Millions, Except per Share Amounts)

Revenues ........................... $ 282      $ 295          $ 666      $ 551

Costs and Expenses .................   209        199            428        392
                                     -----      -----          -----      -----

Operating Income ...................    73         96            238        159
Interest Expense ...................    28         28             56         57
Other Income - Net .................    54          1             53          2
                                     -----      -----          -----      -----

Income Before Income Taxes .........    99         69            235        104
Income Tax Expense .................    20         21             46         18
                                     -----      -----          -----      -----

Net Income ......................... $  79      $  48          $ 189      $  86
                                     =====      =====          =====      =====

Earnings per Common Share .......... $ .64      $ .38          $1.52      $ .68
                                     =====      =====          =====      =====



            See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                         June 30,      December 31,
                                                                           1997            1996
                                                                         -------       ------------
                                                                       (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents ............................................. $  449          $   68
  Short-term Investments ................................................     41               -
  Accounts Receivable ...................................................    191             338
  Inventories ...........................................................     23              18
  Other Current Assets ..................................................     21              18
                                                                          ------          ------
                                                                             725             442
                                                                          ------          ------

Oil & Gas Properties (Successful Efforts Method) ........................  5,241           5,843
Other Properties ........................................................    523             485
                                                                          ------          ------
                                                                           5,764           6,328
    Accumulated Depreciation, Depletion and Amortization ................  2,210           2,548
                                                                          ------          ------
       Properties - Net .................................................  3,554           3,780
                                                                          ------          ------

Other Assets ............................................................     93              94
                                                                          ------          ------
             Total Assets ............................................... $4,372          $4,316
                                                                          ======          ======

LIABILITIES
Current Liabilities
   Accounts Payable ..................................................... $  195          $  217
   Taxes Payable ........................................................     58              62
   Accrued Interest .....................................................     23              23
   Dividends Payable ....................................................     17              17
   Deferred Revenue .....................................................     19              20
   Other Current Liabilities ............................................      2              29
                                                                          ------          ------
                                                                             314             368
                                                                          ------          ------

 Long-term Debt .........................................................  1,347           1,347
                                                                          ------          ------
 Deferred Income Taxes ..................................................    105              85
                                                                          ------          ------
 Deferred Revenue .......................................................     66              75
                                                                          ------          ------
 Other Liabilities and Deferred Credits..................................    102             108
                                                                          ------          ------
 Put Options ............................................................     22               -
                                                                          ------          ------

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Common Stock, Par Value $.01 Per Share
  (Authorized 325,000,000 Shares; Issued 150,000,000 Shares).............      2               2
Paid-in Capital..........................................................  2,911           2,932
Retained Earnings........................................................    544             388
                                                                          ------          ------
                                                                           3,457           3,322
Cost of Treasury Stock
   (26,213,488 and 25,081,301 Shares for 1997 and 1996, respectively)....  1,041             989
                                                                          ------          ------
Common Stockholders' Equity..............................................  2,416           2,333
                                                                          ------          ------
       Total Liabilities and Common Stockholders' Equity................  $4,372          $4,316
                                                                          ======          ======

            See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS
                                                                                ------------------
                                                                                  1997       1996
                                                                                -------    -------
                                                                                   (In Millions)

Cash Flows From Operating Activities
  Net Income .................................................................. $  189     $    86
  Adjustments to Reconcile Net Income to Net Cash
     Provided By Operating Activities
    Depreciation, Depletion and Amortization ..................................    180         164
    Deferred Income Taxes .....................................................     20         (19)
    Exploration Costs .........................................................     43          23
    Gain on Sales of Oil and Gas Properties ...................................    (50)          -
  Working Capital Changes
    Accounts Receivable .......................................................    147          39
    Inventories ...............................................................     (5)        (12)
    Other Current Assets ......................................................     (3)         (1)
    Accounts Payable ..........................................................    (22)          4
    Taxes Payable .............................................................     (4)         20
    Accrued Interest ..........................................................      -           3
    Other Current Liabilities .................................................    (28)         22
  Other........................................................................    (60)        (57)
                                                                                -------    --------
          Net Cash Provided By Operating Activities ...........................    407         272
                                                                                -------    --------

Cash Flows From Investing Activities
  Additions to Properties .....................................................   (356)       (316)
  Short-term Investments ......................................................    (41)          -
  Proceeds from Sales and Other ...............................................    456         119
                                                                                -------    --------
          Net Cash Provided By (Used In) Investing Activities .................     59        (197)
                                                                                -------    --------

Cash Flows From Financing Activities
  Proceeds from Long-term Financing ...........................................      -         150
  Reduction in Long-term Debt .................................................      -        (141)
  Dividends Paid ..............................................................    (34)        (35)
  Common Stock Purchases ......................................................    (58)        (52)
  Other .......................................................................      7           2
                                                                                -------    --------
          Net Cash Used In Financing Activities ...............................    (85)        (76)
                                                                                -------    --------

Increase (Decrease) in Cash and Cash Equivalents ..............................    381          (1)
Cash and Cash Equivalents
  Beginning of Year ...........................................................     68          20
                                                                                ---------  --------
  End of Period ............................................................... $  449     $    19
                                                                                =========  ========

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

         Earnings per common share is based on the weighted average number of common shares outstanding during the year including common share equivalents when dilutive. The weighted average number of common shares outstanding was 125 million and 127 million for the first six months of 1997 and 1996, respectively.

2.       SHORT-TERM INVESTMENTS

         Short-term investments consist of highly-liquid debt securities with a maturity of more than three months. The securities are classified as available-for-sale and are carried at fair value based on quoted market prices. As of June 30, 1997, the fair value approximates the amortized cost of the Company's securities. Unrealized gains and losses, net of tax, are included as a component of stockholders' equity until realized. Realized gains or losses are based on specific identification of the securities sold.

3.       PROPOSED MERGER

         On July 17, 1997, the Company and The Louisiana Land and Exploration Company ("LL&E") announced that they had entered into an Agreement and Plan of Merger, pursuant to which a newly-formed wholly-owned subsidiary of the Company will merge into LL&E ("Merger"). As a result of the Merger, LL&E will become a wholly-owned subsidiary of the Company. The Merger is contingent upon, among other things, certain regulatory approvals and the approval of each company's stockholders.

    In the Merger, the Company will issue 1.525 shares of its stock for each outstanding share of LL&E and assume approximately $500 million of LL&E debt. The Company expects to account for this Merger as a pooling of interests and also expects it to qualify as a tax-free reorganization. The transaction, valued at approximately $3 billion based on the Company's closing price of $46.125 on July 16, 1997, is expected to close in the fourth quarter of 1997.

4.       DIVESTITURE PROGRAM AND REORGANIZATION

         During the first six months of 1997, the Company completed its accelerated divestiture program which was announced in July 1996. As planned, the Company sold approximately 27,000 wells by June 30, 1997. Before closing adjustments, gross proceeds for 1997 from the sale of oil and gas properties were approximately $450 million (approximately $418 million, net of closing adjustments). During the second quarter of 1997, the Company recorded a pretax gain of approximately $50 million related to the sale of oil and gas properties.

         The accelerated divestiture program allowed the Company to reorganize and resulted in a reduction of approximately 456 employees. As of July 31, 1997, 446 of the employees were terminated and substantially all benefits were paid.

5.       COMMITMENTS AND CONTINGENT LIABILITIES

         In the previously reported lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc. (now known as Burlington Resources Oil & Gas Company), et al., the 270th Judicial District Court of Harris County, Texas gave final approval of the parties' settlement agreement in its Judgment signed on November 12, 1996. Certain class members purported to perfect an appeal of the Judgment on February 7, 1997. On July 24, 1997, the Fourteenth Court of Appeals dismissed the appeal. The Company and the Plaintiffs will continue to vigorously defend any further appeals.

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



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

         The  total  long-term  debt  to  capital  (total   long-term  debt  and
stockholders' equity) ratio at June 30, 1997 and December 31, 1996 was 36 percent and 37 percent, respectively.

         The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in July 2001 and a $300 million revolving credit agreement that expires in July 1998. The $300 million revolving credit agreement is renewable annually by mutual consent and was renewed in July 1997. As of June 30, 1997, there were no borrowings outstanding under the credit facilities. In April 1997, the Company increased the capacity under its shelf registration statements from $200 million to $500 million.

     During the first six months of 1997, the Company repurchased  approximately
1.3 million shares of its common stock for approximately $58 million. Since December 1988, the Company repurchased approximately 31 million shares under four 10 million share repurchase authorizations. In conjunction with the Company's stock repurchase program, the Company sold put options ("options") during the first quarter of 1997. The options entitle the holders, upon exercise of the options on the expiration dates, to sell shares of Burlington Resources common stock to the Company at specified prices. Alternatively, the Company retains the ability to settle the options in cash. As of June 30, 1997, options on 500 thousand shares were outstanding with an average strike price of $44.50 per share. An average premium of $2.63 per option was received for the option sales. The options have various expiration dates between August 1997 and September 1997. The Company rescinded its stock repurchase program effective July 16, 1997.

         Net cash provided by operating activities for the first six months of 1997 was $407 million compared to $272 million in 1996. The increase was primarily due to significantly higher operating income.

         The Company completed its accelerated divestiture program announced in July 1996. During the first six months of 1997, the Company divested its interest in approximately 27,000 wells and related facilities. Before closing adjustments, gross proceeds for 1997 from the sale of oil and gas properties were approximately $450 million (approximately $418 million, net of closing adjustments).

         During the second quarter of 1997, the Company invested $41 million in highly-liquid debt securities with maturities of more than three months. These short-term investments when combined with cash and cash equivalents equaled $490 million as of June 30, 1997.

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

Capital Expenditures

         Capital expenditures for the first six months of 1997 totaled $356 million compared to $316 million in 1996. Capital expenditures are currently projected to be approximately $745 million for all of 1997 and are expected to be primarily for the development and exploration of oil and gas properties, reserve acquisitions, and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flow supplemented, if needed, by external financing.

Dividends

         On July 9, 1997, the Board of Directors declared a common stock quarterly dividend of $.1375 per share, payable October 1, 1997.

Results of Operations - Second Quarter 1997 Compared to Second Quarter 1996

         The Company reported net income of $79 million or $.64 per share for the second quarter of 1997 compared to $48 million or $.38 per share in 1996. Operating income for the second quarter of 1997 was $73 million compared to $96 million in 1996.

        Revenues were $282 million for the second quarter of 1997 compared to $295 million in 1996. Natural gas sales prices decreased 3 percent to $1.70 per MCF which decreased revenues $6 million and gas sales volumes improved 5 percent to 1,249 MMCF per day which increased revenues $9 million. Average oil sales prices decreased 6 percent to $19.16 per barrel and oil sales volumes decreased 9 percent to 45.8 MBbls per day which decreased revenues $5 million and $9 million, respectively. Gas sales volumes increased primarily due to continued development of the Company's gas properties partially offset by the sale of gas properties associated with the divestiture program. Oil sales volumes decreased primarily due to the sale of oil properties associated with the divestiture program partially offset by the continued development of oil properties.

         Costs and expenses were $209 million for the second quarter of 1997 compared to $199 million in 1996. The increase was primarily due to a $12 million increase in exploration costs, a $7 million increase in depreciation, depletion and amortization, partially offset by a $7 million decrease in production and processing expenses and a $2 million decrease in administrative expenses.

         Other income - net was $54 million for the second quarter of 1997 compared to $1 million in 1996 primarily due to the $50 million gain related to the sale of oil and gas properties associated with the divestiture program.

     The effective income tax rate was an expense of 20 percent for the second quarter of 1997 compared to an expense of 30 percent in 1996. The decreased effective tax rate in 1997 is primarily a result of higher nonconventional fuel tax credits, including recognition of additional credits from prior years.

Results of Operations - Six Months 1997 Compared to Six Months 1996

         The Company reported net income of $189 million or $1.52 per share for the first six months of 1997 compared to $86 million or $.68 per share in 1996. Operating income for the first six months of 1997 was $238 million compared to $159 million in 1996.

         Revenues were $666 million for the first six months of 1997 compared to $551 million in 1996. Natural gas sales prices improved 22 percent to $2.01 per MCF and gas sales volumes improved 9 percent to 1,287 MMCF per day which increased revenues $83 million and $28 million, respectively. Average oil sales prices improved 6 percent to $20.23 per barrel which increased revenues $10 million and oil sales volumes decreased 1 percent to 48.5 MBbls per day which decreased revenues $3 million. Gas sales volumes increased primarily due to continued development of the Company's gas properties partially offset by the sale of gas properties associated with the divestiture program. Oil sales volumes decreased primarily due to the sale of oil properties associated with the divestiture program partially offset by the continued development of oil properties.

         Costs and expenses were $428 million for the first six months of 1997 compared to $392 million in 1996. The increase was primarily due to a $20 million increase in exploration costs, a $17 million increase in depreciation, depletion and amortization, a $2 million increase in production and processing expenses and a $2 million decrease in administrative expenses.

         Other income - net was $53 million for the first six months of 1997 compared to $2 million in 1996 primarily due to the $50 million gain related to the sale of oil and gas properties associated with the divestiture program.

         The effective income tax rate was an expense of 19 percent for the first six months of 1997 compared to 17 percent in 1996. The increased effective tax rate in 1997 is primarily a result of statutory tax on higher pretax income partially offset by higher nonconventional fuel tax credits, including recognition of additional credits from prior years.

Other Matters

         On July 17, 1997, the Company and The Louisiana Land and Exploration Company ("LL&E") announced that they had entered into an Agreement and Plan of Merger, pursuant to which a newly-formed wholly-owned subsidiary of the Company will merge into LL&E ("Merger"). As a result of the Merger, LL&E will become a wholly-owned subsidiary of the Company. The Merger is contingent upon, among other things, certain regulatory approvals and the approval of each company's stockholders.

     In the Merger, the Company will issue 1.525 shares of its stock for each outstanding share of LL&E and assume approximately $500 million of LL&E debt. The Company expects to account for this Merger as a pooling of interests and also expects it to qualify as a tax-free reorganization. The transaction, valued at approximately $3 billion based on the Company's closing price of $46.125 on July 16, 1997, is expected to close in the fourth quarter of 1997.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997.

         SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company plans to adopt SFAS No. 130 for the quarter ended March 31, 1998.

         In June 1997, the FASB also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997.

         SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business
Enterprise, but retains the requirement to report information about major customers. The Company plans to adopt SFAS No. 131 for the year ended December 31, 1998.

        In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which is effective for periods ending after December 15, 1997.

          SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). It simplifies the standards for computing EPS and replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company plans to adopt SFAS No. 128 for the year ended December 31, 1997 and does not expect a material impact on the Company's EPS.

         During the first six months of 1997, the Company completed its accelerated divestiture program which was announced in July 1996. As planned, the Company sold approximately 27,000 wells by June 30, 1997. Before closing adjustments, gross proceeds for 1997 from the sale of oil and gas properties were approximately $450 million (approximately $418 million, net of closing adjustments). During the second quarter of 1997, the Company recorded a pretax gain of approximately $50 million related to the sale of oil and gas properties.

         The accelerated divestiture program allowed the Company to reorganize and resulted in a reduction of approximately 456 employees. As of July 31, 1997, 446 of the employees were terminated and substantially all benefits were paid.

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

                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings

              See Note 5 of Notes to Consolidated Financial Statements.

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


              B.  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the second quarter of 1997.


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


Date:  August 1, 1997