Form 10-Q
period 1997-09-30
BURLINGTON RESOURCES INC
filed 1997-11-07
CIK 833320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


                Yes    X                                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                                Outstanding

Common Stock, par value $.01 per share,
       as of October 31, 1997                       176,541,026

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                       THIRD QUARTER              NINE MONTHS
                                     ----------------           ----------------
                                      1997      1996             1997      1996
                                     ------    ------           ------    ------
                                       (In Millions, Except per Share Amounts)
Revenues ........................... $321       $344            $ 987     $ 894

Costs and Expenses .................  225        254              652       645
                                     ----       ----            -----     -----

Operating Income ...................   96         90              335       249
Interest Expense ...................   28         29               84        85
Other Income - Net .................    6          1               58         2
                                     ----       ----            -----     -----

Income Before Income Taxes .........   74         62              309       166
Income Tax Expense .................   15          3               60        21
                                     ----       ----            -----     -----

Net Income ......................... $ 59       $ 59            $ 249     $ 145
                                     ====       ====            =====     =====

Earnings per Common Share .......... $.47       $.47            $1.99     $1.15
                                     ====       ====            =====     =====


          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                          September 30,      December 31,
                                                                              1997               1996
                                                                             ------             ------
                                                                          (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents .............................................    $  429             $   68
  Short-term Investments ................................................        51                  -
  Accounts Receivable ...................................................       224                338
  Inventories ...........................................................        19                 18
  Other Current Assets ..................................................        23                 18
                                                                             ------             ------
                                                                                746                442
                                                                             ------             ------

Oil & Gas Properties (Successful Efforts Method) ........................     5,281              5,843
Other Properties ........................................................       538                485
                                                                             ------             ------
                                                                              5,819              6,328
    Accumulated Depreciation, Depletion and Amortization ................     2,220              2,548
                                                                             ------             ------
       Properties - Net .................................................     3,599              3,780
                                                                             ------             ------

Other Assets ............................................................        88                 94
                                                                             ------             ------
             Total Assets ...............................................    $4,433             $4,316
                                                                             ======             ======

LIABILITIES
Current Liabilities
   Accounts Payable .....................................................    $  191             $  217
   Taxes Payable ........................................................        62                 62
   Accrued Interest .....................................................        34                 23
   Dividends Payable ....................................................        17                 17
   Deferred Revenue .....................................................        19                 20
   Other Current Liabilities ............................................         2                 29
                                                                             ------             ------
                                                                                325                368
                                                                             ------             ------

Long-term Debt ..........................................................     1,347              1,347
                                                                             ------             ------
Deferred Income Taxes ...................................................       116                 85
                                                                             ------             ------
Deferred Revenue ........................................................        61                 75
                                                                             ------             ------
Other Liabilities and Deferred Credits ..................................       102                108
                                                                             ------             ------
Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share
   (Authorized 75,000,000 Shares;  No Shares Issued and Outstanding) ....         -                  -
Common Stock, Par Value $.01 Per Share
   (Authorized 325,000,000 Shares;  Issued 150,000,000 Shares) ..........         2                  2
Paid-in Capital .........................................................     2,933              2,932
Retained Earnings .......................................................       586                388
                                                                             ------             ------
                                                                              3,521              3,322
Cost of Treasury Stock
   (26,178,347 and 25,081,301 Shares for 1997 and 1996, respectively) ...     1,039                989
                                                                             ------             ------
Common Stockholders' Equity .............................................     2,482              2,333
                                                                             ------             ------
       Total Liabilities and Common Stockholders' Equity ................    $4,433             $4,316
                                                                             ======             ======

          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS
                                                                                ------------------
                                                                                  1997       1996
                                                                                -------    -------
                                                                                   (In Millions)

Cash Flows From Operating Activities
  Net Income .................................................................. $  249     $   145
  Adjustments to Reconcile Net Income to Net Cash
       Provided By Operating Activities
    Depreciation, Depletion and Amortization ..................................    272         254
    Deferred Income Taxes .....................................................     31         (14)
    Exploration Costs .........................................................     79          41
    Gain on Sales of Oil and Gas Properties ...................................    (50)          -
  Working Capital Changes
    Accounts Receivable .......................................................    114          11
    Inventories ...............................................................     (1)         (6)
    Other Current Assets ......................................................     (5)         (2)
    Accounts Payable ..........................................................    (26)         (5)
    Taxes Payable .............................................................      -         (12)
    Accrued Interest ..........................................................     11          15
    Other Current Liabilities .................................................    (27)         37
  Other .......................................................................    (46)         65
                                                                                -------    --------
          Net Cash Provided By Operating Activities ...........................    601         529
                                                                                -------    --------
Cash Flows From Investing Activities
  Additions to Properties .....................................................   (523)       (427)
  Short-term Investments ......................................................    (51)          -
  Proceeds from Sales and Other ...............................................    435         175
                                                                                -------    --------
          Net Cash Used In Investing Activities ...............................   (139)       (252)
                                                                                -------    --------
Cash Flows From Financing Activities
  Proceeds from Long-term Financing ...........................................      -         150
  Reduction in Long-term Debt .................................................      -        (152)
  Dividends Paid ..............................................................    (51)        (52)
  Common Stock Purchases ......................................................    (58)        (98)
  Other .......................................................................      8         (13)
                                                                                -------    --------
          Net Cash Used In Financing Activities ...............................   (101)       (165)
                                                                                -------    --------
Increase in Cash and Cash Equivalents .........................................    361         112
Cash and Cash Equivalents
  Beginning of Year ...........................................................     68          20
                                                                                -------    --------
  End of Period ............................................................... $  429     $   132
                                                                                =======    ========

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

     Earnings per common share is based on the weighted average number of common shares outstanding during the year including common share equivalents when dilutive. The weighted average number of common shares outstanding was 125
million   and  126  million  for  the  first  nine  months  of  1997  and  1996, respectively.

2.   SHORT-TERM INVESTMENTS

     Short-term investments consist of highly-liquid debt securities with a maturity of more than three months. The securities are classified as available-for-sale and are carried at fair value based on quoted market prices. As of September 30, 1997, the fair value approximates the amortized cost of the Company's securities. Unrealized gains and losses, net of tax, are included as a component of stockholders' equity until realized. Realized gains and losses are based on specific identification of the securities sold.

3.    MERGER

     On July 17, 1997, the Company and The Louisiana Land and Exploration Company ("LL&E") announced that they had entered into an Agreement and Plan of Merger, pursuant to which a newly-formed wholly-owned subsidiary of the Company would merge into LL&E ("Merger"). On October 22, 1997, the Merger was consummated following the favorable votes of both companies' stockholders. As a result of the Merger, LL&E became a wholly-owned subsidiary of the Company.

     Pursuant to the Merger, the Company issued 52,701,035 shares of its common stock based on an exchange ratio of 1.525 for each outstanding share of LL&E stock. The Company will account for the Merger as a pooling of interests. The Merger also qualifies as a tax-free reorganization. The transaction was valued at approximately $3 billion based on the Company's closing stock price of $51.81 on October 22, 1997. As of October 31, 1997, the Company had 176,541,026 shares of common stock outstanding.

          The following table presents unaudited pro forma results of the combined operations of the Company and LL&E for the third quarter and nine months ended September 30, 1997, and 1996, as though the Merger had occurred on January 1, 1996. Certain adjustments were made to this financial information to conform the accounting policies and presentation of the Company and LL&E. The pro forma combined information does not include estimated non-recurring pretax transaction costs of approximately $80 million associated with the Merger. The estimated transaction costs will be expensed in the fourth quarter of 1997, the period in which the Merger was consummated.

                                                        Third Quarter                  Nine Months
                                                   ----------------------        ---------------------
                                                     1997          1996            1997          1996
                                                   -------       --------        -------       -------
                                                         (In Millions, Except per Share Amounts)

          Revenues ............................    $   465       $    526        $ 1,459       $ 1,610

          Costs and Expenses ..................        349            411          1,043         1,253
                                                   -------       --------        -------       -------

          Operating Income ....................       116            115            416           357
          Interest Expense ....................        36             37            106           111
          Other Income - Net ..................         2              4             55             2
                                                   -------       --------        -------       -------

          Income Before Income Taxes ..........        82             82            365           248
          Income Tax Expense ..................        16              9             83            51
                                                   -------       --------        -------       -------

          Net Income ..........................    $    66       $     73        $   282       $   197
                                                   =======       ========        =======       =======

          Earnings per Common Share ...........    $   .37       $    .41        $  1.59       $  1.10
                                                   =======       ========        =======       =======


          The following table sets forth the unaudited condensed pro forma combined balance sheet information of the Company and LL&E.


                                                                       September 30,      December 31,
                                                                             1997             1996
                                                                       -------------      ------------
                                                                                 (In Millions)
          Currrent Assets ...........................................  $         868      $        624
          Properties - Net ..........................................          4,789             4,928
          Other Assets ..............................................            130               131
                                                                       =============      ============
          Total Assets ..............................................  $       5,787      $      5,683
                                                                       =============      ============

          Current Liabilities .......................................  $         430      $        516
          Long-term Debt ............................................          1,830             1,853
          Deferred Income Taxes .....................................            201               162
          Other Liabilities and Deferred Credits ....................            326               344
          Common Stockholders' Equity ...............................          3,000             2,808
                                                                       =============      ============
          Total Liabilities and Common Stockholders' Equity .........  $       5,787      $      5,683
                                                                       =============      ============

          The unaudited pro forma information presented above is not necessarily indicative of the results of operations or the financial position which would have occurred had the Merger been consummated at January 1, 1996, nor is it necessarily indicative of future results of operations or financial position.

4.   DIVESTITURE PROGRAM AND REORGANIZATION

     In June 1997, the Company completed its accelerated divestiture program which was announced in July 1996. As planned, the Company sold approximately 27,000 wells and related facilities by June 30, 1997. Before closing adjustments, gross proceeds for 1997 from the sales of oil and gas properties related to the accelerated divestiture program were approximately $450 million (approximately $418 million, net of closing adjustments). During the second quarter of 1997, the Company recorded a pretax gain of approximately $50 million related to the sales of oil and gas properties.

     The accelerated divestiture program allowed the Company to reorganize and resulted in a reduction of approximately 456 employees. As of October 31, 1997, 448 of the employees had been terminated and substantially all benefits had been paid.

5.   COMMITMENTS AND CONTINGENT LIABILITIES

     In the previously reported lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc. (now known as Burlington Resources Oil & Gas Company), et al., the 270th Judicial District Court of Harris County, Texas gave final approval of the parties' settlement agreement in its Judgment signed on November 12, 1996. Certain class members purported to perfect an appeal of the Judgment on February 7, 1997. On July 24, 1997, the Fourteenth Court of Appeals dismissed the appeal. On October 17, 1997, these class members filed a Petition for Review with The Supreme Court of Texas. The Company and the Plaintiffs will continue to vigorously defend this appeal.

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

6.   SUBSEQUENT EVENT

     On October 13, 1997, the Company announced that it has entered into an agreement to acquire all of the interests held by BG Exploration & Production Limited in the East Irish Sea of the United Kingdom for $158 million. The transaction is subject to approval by the Secretary of State for Trade and Industry of the United Kingdom and is expected to close on or about December 2, 1997.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

     The total long-term debt to capital (total long-term debt and stockholders' equity) ratio at September 30, 1997 and December 31, 1996 was 35 percent and 37 percent, respectively.

     The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in July 2001 and a $300 million revolving credit agreement that expires in July 1998. The $300 million revolving credit agreement is renewable annually by mutual consent and was renewed in July 1997. As of September 30, 1997, there were no borrowings outstanding under the credit facilities. In April 1997, the Company increased the capacity under its shelf registration statements from $200 million to $500 million.

     During the first six months of 1997, the Company repurchased  approximately
1.3 million shares of its common stock for approximately $58 million. Effective July 16, 1997, the Company rescinded its stock repurchase program, therefore, there were no repurchases made during the third quarter of 1997. Since December 1988, the Company repurchased approximately 31 million shares under four 10 million share repurchase authorizations. In conjunction with the Compan's stock repurchase program, the Company sold put options ("options") during the first quarter of 1997. The options entitled the holders, upon exercise of the options on the expiration dates, to sell shares of Burlington Resources Inc. common stock to the Company at specified prices. Alternatively, the Company retained the ability to settle the options in cash. In total, options on 500 thousand shares were issued with an average strike price of $44.50 per share. An average premium of $2.63 per option was received for the option sales. As of September 30, 1997, all options had expired without being exercised.

     Net cash provided by operating activities for the first nine months of 1997 was $601 million compared to $529 million in 1996. The increase was primarily due to significantly higher operating income and working capital changes. Net cash provided by operating activities in 1996 included $108 million in proceeds received from a prepaid premium related to an obligation to deliver gas from certain coal seam gas wells.

     In June 1997, the Company completed its accelerated divestiture program which was announced in July 1996. During the first six months of 1997, the Company divested its interest in approximately 27,000 wells and related facilities. Before closing adjustments, gross proceeds for 1997 from the sales of oil and gas properties related to the accelerated divestiture program were approximately $450 million (approximately $418 million, net of closing adjustments).

     As of September 30, 1997, the Company had $51 million invested in highly-liquid debt securities with maturities of more than three months. These short-term investments when combined with cash and cash equivalents equaled $480 million as of September 30, 1997.

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

Capital Expenditures

     Capital expenditures for the first nine months of 1997 totaled $523 million compared to $427 million in 1996. As of October 15, 1997, capital expenditures were projected to be approximately $879 million for all of 1997 and are expected to be primarily for the development and exploration of oil and gas properties, reserve acquisitions, and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flow supplemented, if needed, by external financing.

Dividends

     On October 8, 1997, the Board of Directors declared a common stock quarterly dividend of $.1375 per share, payable January 2, 1998.

Results of Operations - Third Quarter 1997 Compared to Third Quarter 1996

     The Company reported net income of $59 million or $.47 per share for the third quarter of 1997 compared to $59 million or $.47 per share in 1996. Operating income for the third quarter of 1997 was $96 million compared to $90 million in 1996.

     Revenues were $321 million for the third quarter of 1997 compared to $344 million in 1996. Natural gas sales prices decreased 2 percent to $1.90 per MCF which decreased revenues $5 million and gas sales volumes improved 3 percent to 1,295 MMCF per day which increased revenues $7 million. Average oil sales prices decreased 14 percent to $18.26 per barrel and oil sales volumes decreased 9 percent to 48.0 MBbls per day which decreased revenues $13 million and $10 million, respectively. Gas sales volumes increased primarily due to continued development of the Company's gas properties partially offset by the sale of gas properties associated with the divestiture program. Oil sales volumes decreased primarily due to the sale of oil properties associated with the divestiture program partially offset by the continued development of oil properties.

     Costs and expenses were $225 million for the third quarter of 1997 compared to $254 million in 1996. The third quarter of 1996 included a $30 million reorganization charge for severance and other related exit costs. Excluding the $30 million charge, costs and expenses for the third quarter of 1997 increased $1 million compared to the same period last year. The increase was primarily due to an $18 million increase in exploration costs partially offset by a $16 million decrease in production and processing expenses and a $1 million decrease in administrative expenses.

     Other income - net was $6 million for the third quarter of 1997 compared to $1 million in 1996. The increase was primarily due to higher interest income earned on the Company's cash and short-term investments portfolios.

     The effective income tax rate was an expense of 20 percent for the third quarter of 1997 compared to an expense of 4 percent in 1996. The increased effective tax rate in 1997 was a result of statutory tax on higher pretax income and lower nonconventional fuel tax credits.

Results of Operations - Nine Months 1997 Compared to Nine Months 1996

     The Company reported net income of $249 million or $1.99 per share for the first nine months of 1997 compared to $145 million or $1.15 per share in 1996. Operating income for the first nine months of 1997 was $335 million compared to $249 million in 1996.

     Revenues were $987 million for the first nine months of 1997 compared to $894 million in 1996. Natural gas sales prices improved 13 percent to $1.97 per MCF and gas sales volumes improved 7 percent to 1,289 MMCF per day which increased revenues $77 million and $36 million, respectively. Average oil sales prices decreased 2 percent to $19.57 per barrel which decreased revenues $4 million and oil sales volumes decreased 4 percent to 48.3 MBbls per day which decreased revenues $12 million. Gas sales volumes increased primarily due to continued development of the Company's gas properties partially offset by the sale of gas properties associated with the divestiture program. Oil sales volumes decreased primarily due to the sale of oil properties associated with the divestiture program partially offset by the continued development of the Company's oil properties.

     Costs and expenses were $652 million for the first nine months of 1997 compared to $645 million in 1996. The first nine months of 1996 included a $30 million reorganization charge for severance and other related exit costs. Excluding the $30 million charge, costs and expenses for the first nine months of 1997 increased $37 million compared to the same period last year. The increase is primarily due to a $38 million increase in exploration costs, and an $18 million increase in depreciation, depletion and amortization partially offset by a $14 million decrease in production and processing expenses and a $3 million decrease in administrative expenses.

     Other income - net was $58 million for the first nine months of 1997 compared to $2 million in 1996. The increase was primarily due to the $50 million gain related to the sale of oil and gas properties associated with the divestiture program and $7 million higher interest income earned on the Company's cash and short-term investments portfolios.

     The effective income tax rate was an expense of 20 percent for the first nine months of 1997 compared to 12 percent in 1996. The increased effective tax rate in 1997 was a result of statutory tax on higher pretax income partially offset by higher nonconventional fuel tax credits, including recognition of additional credits from prior years.

Other Matters

     On July 17, 1997, the Company and The Louisiana Land and Exploration Company ("LL&E") announced that they had entered into an Agreement and Plan of Merger, pursuant to which a newly-formed wholly-owned subsidiary of the Company would merge into LL&E ("Merger"). On October 22, 1997, the Merger was consummated following the favorable votes of both companies' stockholders. As a result of the Merger, LL&E became a wholly-owned subsidiary of the Company.

     Pursuant to the Merger, the Company issued 52,701,035 shares of its common stock based on an exchange ratio of 1.525 for each outstanding share of LL&E stock. The Company will account for the Merger as a pooling of interests. The Merger also qualifies as a tax-free reorganization. The transaction was valued at approximately $3 billion based on the Company's closing stock price of $51.81 on October 22, 1997. As of October 31, 1997, the Company had 176,541,026 shares of common stock outstanding.

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

                                            PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          See Note 5 of Notes to Consolidated Financial Statements.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          At a special meeting of stockholders of the Company held on October 22, 1997, the stockholders voted to approve the issuance of the Company's common stock pursuant to the Agreement and Plan of Merger dated July 16, 1997 among the Company, BR Acquisition Corporation (a wholly-owned subsidiary of the Company) and LL&E.

          Approval of the issuance of shares of the Company's common stock pursuant to the Merger was as follows.

          For                 Against             Abstentions

          94,752,530          308,225             517,354

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

            11.1        Earnings per Share                                 14

            12.1        Ratio of Earnings to Fixed Charges                 15

            27.1        Financial Data Schedule                            **

*   Exhibit incorporated by reference.
** Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR System.

          B.  Reports on Form 8-K

          The Company filed a Form 8-K dated July 16, 1997, which included as an exhibit a Press Release dated July 17, 1997, announcing that it had entered into an Agreement and Plan of Merger with The Louisiana Land and Exploration Company.


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


Date:  November 7, 1997