Form 10-K
period 1997-12-31
BURLINGTON RESOURCES INC
filed 1998-02-13
CIK 833320

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: Common Stock aggregate market value as of December 31, 1997:
$7,918,749,701

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Class: Common Stock, par value $.01 per share, on December 31, 1997, Shares Outstanding: 176,708,501

                      DOCUMENTS INCORPORATED BY REFERENCE

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

                           BURLINGTON RESOURCES INC.

                               TABLE OF CONTENTS

                                                              PAGE
PART I
  Items One and Two

     Business and Properties................................     1

     Employees..............................................    10

  Item Three

     Legal Proceedings......................................    11

  Item Four

     Submission of Matters to a Vote of Security Holders....    11

     Executive Officers of the Registrant...................    12

PART II

  Item Five

     Market for Registrant's Common Equity and Related
      Stockholder Matters...................................    13

  Item Six

     Selected Financial Data................................    13

  Item Seven

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations...................    14

  Item Eight

     Financial Statements and Supplementary Financial
      Information...........................................    21

  Item Nine

     Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure...................    44

PART III

  Items Ten and Eleven

     Directors and Executive Officers of the Registrant and
      Executive Compensation................................    44

  Item Twelve

     Security Ownership of Certain Beneficial Owners and
      Management............................................    44

  Item Thirteen

     Certain Relationships and Related Transactions.........    44

PART IV

  Item Fourteen

     Exhibits, Financial Statement Schedules and Reports on
      Form 8-K..............................................    44

                                     PART I

                               ITEMS ONE AND TWO

BUSINESS AND PROPERTIES

     Burlington Resources Inc. ("BR") is a holding company engaged, through its principal subsidiaries, Burlington Resources Oil & Gas Company and The Louisiana Land and Exploration Company ("LL&E") and their affiliated companies (collectively the "Company"), in the exploration, development, production and marketing of oil and gas. The Company is the largest independent oil and gas company in the United States ("U.S.") based on total proved domestic reserves, and the second largest U.S. based independent oil and gas company based on total proved worldwide reserves which were estimated at 7.9 TCFE at December 31, 1997.

     On July 17, 1997, BR and LL&E announced that they had entered into an Agreement and Plan of Merger (the "Merger"). On October 22, 1997, the Merger was completed and LL&E became a wholly-owned subsidiary of the Company. Pursuant to the Merger, BR issued 52,795,635 shares of its Common Stock based on an exchange ratio of 1.525 for each outstanding share of LL&E stock. The Merger was accounted for as a pooling of interests and qualified as a tax-free reorganization. The transaction was valued at approximately $3 billion based on BR's closing stock price on October 22, 1997. All operational and financial information contained herein includes the combined business activities for BR and LL&E for all periods presented.

     The Company's operations are conducted by five divisions from four offices located in Farmington, New Mexico, Midland, Texas and two locations in Houston, Texas. The majority of the Company's oil and gas production is from properties located in the United States. Following is a description of the Company's major areas of activity in each division. For definitions of certain oil and gas terms used herein, see "Certain Definitions" on page 10.

SAN JUAN DIVISION

     The San Juan Division ("San Juan"), located in Farmington, New Mexico, exploits and produces oil and gas primarily in the San Juan Basin, which is located in northwest New Mexico and southwest Colorado. In 1997, San Juan capital expenditures, excluding proved property acquisitions, were $93 million which included investments for over 140 wells and approximately 300 mechanical workovers. Over 110 of the wells and 200 of the workovers were Company operated. Net production from San Juan averaged 809 MMCF of gas per day and 1.4 MBbls of oil per day. San Juan provided 49 percent of the Company's net gas production and one percent of the Company's net oil production. As of December 31, 1997, San Juan controlled 44 percent of the Company's reserves.

     The four major gas producing horizons in the San Juan Basin are the Fruitland Coal, the Pictured Cliffs, the Mesaverde, and the Dakota Formations. These horizons range in depth from approximately 1,000 feet to 8,500 feet. The Fruitland Coal is the primary producing horizon for San Juan, and the Company continues to be an industry leader in coal bed methane production. Net production from the Fruitland Coal averaged a record 430 MMCF of gas per day during 1997 from approximately 1,200 wells.

     A significant portion of the gas production growth in 1997 is associated with the optimization of the Val Verde gathering system including the activation of the Antler and Jackrabbit plants and the processing of volumes by third party processors. The Company owns and operates the Val Verde plant and gathering system which includes approximately 420 miles of gathering lines and 13 compressor stations. The Val Verde plant continues to operate at full capacity. The Antler and Jackrabbit plants allow the Company to process and sell additional volumes which would otherwise be curtailed. This, along with the processing of volumes by third party processors, enables the Company to optimize its coal seam gas volumes. Fifty well optimization projects in the Fruitland Coal, primarily recavitations and wellsite compression, have added to the growth in coal seam gas volumes during 1997.

     Development of the Mesaverde Formation continues to be a major focus for San Juan. Net production from the Mesaverde Formation in 1997 averaged 200 MMCF of gas per day from 3,300 wells. Capital investments in over 100 new wells in 1997 contributed to incremental gas volumes in San Juan. During 1997, an eight well pilot project was initiated to determine the effect of increasing the well density in the Mesaverde Formation.

MID-CONTINENT DIVISION

     The Mid-Continent Division ("Mid-Continent"), located in Midland, Texas, explores for and produces oil and gas primarily in the Permian Basin in west Texas, the Anadarko Basin in western Oklahoma, the Wind River Basin in central Wyoming and the Williston Basin in western North Dakota, northwest South Dakota and northeast Montana. In 1997, Mid-Continent capital expenditures, excluding proved property acquisitions, were $252 million which included investments for approximately 300 wells and over 320 mechanical workovers. Approximately 200 of the wells and 275 of the workovers were Company operated. Net production from Mid-Continent averaged 258 MMCF of gas per day and 34.7 MBbls of oil per day. Mid-Continent represented 15 percent of the Company's net gas production and 40 percent of the Company's net oil production. As of December 31, 1997, Mid-Continent controlled 31 percent of the Company's reserves.

     In the Permian Basin, the Company's average net production for 1997 was approximately 13 MBbls of oil per day and 90 MMCF of gas per day. The Company invested $60 million for 145 new wells in the basin during 1997. The most productive structural feature in the Permian Basin is the Central Basin Platform on which the Company controls over 140,000 net acres of mineral interests. Over 20 different formations, ranging in depth from 2,000 feet to over 12,000 feet, produce oil and gas in the Central Basin Platform. A key component of Mid-Continent's Permian Basin operations is enhanced oil recovery projects. The Company operates several waterflood projects on the Waddell Ranch, located 40 miles west of Midland, Texas. The Company operates over 1,500 wells on the Waddell Ranch with combined average net production of 4.8 MBbls of oil per day and 22 MMCF of gas per day in 1997 and continues to acquire three dimensional ("3-D") seismic which has proven to be an effective tool for exploration and development. In 1997, approximately 800 square miles of 3-D seismic data were acquired in this area.

     In the Anadarko Basin, the Company's average net gas production for 1997 was 110 MMCF of gas per day. This basin encompasses over 30,000 square miles and contains some of the deepest producing formations in the world. The basin produces from multiple horizons ranging in depth from less than 1,000 feet to over 26,000 feet. The Company controls over 250,000 net acres principally located in western Oklahoma. The Company has been concentrating its Anadarko Basin activity in the Elk City and Strong City Fields where the application of 3-D seismic, computerized modeling and advanced reservoir stimulation continue to enhance the value of these assets. The primary producing horizons in these fields are the Morrow, Springer and Cherokee Red Fork Formations. During 1997, the Company invested $34 million for 54 new wells in this basin.

     In the Wind River Basin, the Company's average net gas production for 1997 was 31 MMCF of gas per day. This basin encompasses approximately 4,000 square miles and produces from multiple horizons ranging in depth from 1,000 feet to over 25,000 feet. All of the Company's Wind River Basin production comes from the Madden Field. During 1997, the Company completed the Big Horn 4-36 in the Madison Formation at a measured depth of 24,600 feet. This well tested 44 gross MMCF of gas per day and was the third well in the Madison Formation. A 10 percent working interest in the Madden Deep Unit was purchased by the Company in 1997 which resulted in a 45 percent working interest in the Deep Madden Unit in the Madison Formation. All of the sour gas that is produced from the Madison Formation is processed at the Lost Cabin Gas Plant, which currently has a constrained inlet capacity of 55 MMCF of gas per day. The plant is currently being modified to increase its inlet capacity to approximately 65 MMCF of gas per day later this year. BR recently began an expansion of this facility to double its inlet capacity to 130 MMCF of gas per day in the second half of 1999. The three Madison wells will fully utilize this expanded processing capacity. BR owns a 47 percent working interest in the plant. Additionally, two wells are currently testing on the 950,000 gross acre Wind River

Indian Reservation exploration license area. This license area includes a highly prospective, undeveloped portion of the Wind River Basin, which with the use of seismic could offer significant growth potential for Mid-Continent.

     In the Williston Basin, the Company's average net oil production for 1997 was 20 MBbls of oil per day. This basin encompasses approximately 225,000 square miles and has 18 producing horizons ranging in depth from 4,500 feet to over 15,000 feet. The Company controls over 3.6 million net acres in the basin through both mineral and leasehold interests. Mid-Continent's activities have been focused on the use of advanced technologies such as 3-D seismic and horizontal drilling to continue increasing the value of its assets. The Company invested over $50 million in the drilling of over 70 horizontal wells in this basin during 1997. Large waterflood projects in the Eland Unit and East Lookout Butte Unit are currently being fully implemented. The Cedar Hills Field should be fully delineated in 1998 and is planned for initial waterflood operations in 1999. The Company acquired over 800 square miles of 3-D seismic data in this area during 1997.

GULF OF MEXICO DIVISION

     The Gulf of Mexico Division ("Gulf of Mexico"), located in Houston, Texas, explores for and produces oil and gas in the Gulf of Mexico. In 1997, Gulf of Mexico capital expenditures, excluding proved property acquisitions, were $442 million which included investments for approximately 70 wells and 22 mechanical workovers. Thirty-seven of the wells and nine of the workovers were Company operated. Net production from Gulf of Mexico averaged 362 MMCF of gas per day and 16.6 MBbls of oil per day. Gulf of Mexico represented 22 percent of the Company's net gas production and 19 percent of the Company's net oil production. As of December 31, 1997, Gulf of Mexico controlled 10 percent of the Company's reserves.

     Gulf of Mexico produces hydrocarbons from multiple horizons ranging from 2,000 feet to over 17,000 feet. The Company currently has interests in over 370 offshore federal lease blocks with over 145 of these in water depths greater than 600 feet ("deep water"). The Company continued to strategically increase its acreage position in the Gulf of Mexico in 1997 by acquiring, through federal lease sales, 15 blocks on the Outer Continental Shelf (the "Shelf") and approximately 100 blocks in deep water. Deep water prospects expose the Company to high potential and high risk prospects which complement the moderate potential and lower risk prospects being pursued on the Shelf. The complex geologic conditions and multiple horizons make the Gulf of Mexico an attractive area for the application of advanced technologies such as 3-D seismic. The application of 3-D seismic will continue to be instrumental in the exploration and development of Gulf of Mexico's assets with approximately 9,500 square miles of data acquired in 1997.

     A key component of the Company's overall Gulf of Mexico Shelf strategy is to fully exploit areas around existing fields using 3-D seismic technology. This strategy yields beneficial results because the cost to drill these wells is lower and existing infrastructure can be used to immediately produce the hydrocarbons discovered. This has resulted in significant discoveries, such as in the Eugene Island 205 and the South Timbalier 148 Fields.

     Undeveloped potential in the non-operated South Timbalier 148 Field was recognized by the Company in late 1995 after acquiring 3-D seismic data over the area. Prior to drilling, the Company acquired an additional working interest of 15 percent resulting in a 40 percent working interest in the block. A total of four successful wells have been drilled and completed subsequent to this acquisition, increasing the Company's net production from 2 MMCF of gas per day to a peak production of 34 MMCF of gas per day. Capital investments are currently being made to increase the pipeline capacity for this increased deliverability.

     In 1996, the Company acquired a 100 percent working interest in the Eugene Island 205 Field. In December 1996, the Company began an aggressive development drilling program which resulted in the drilling of eleven wells and the recompletion of three wells. Prior to the initiation of this development program, the Company's net production from this field was 5 MMCF of gas per day. By year-end 1997, the net production had increased to nearly 50 MMCF of gas per day.

     During 1996, the Company participated in a deep water discovery, known as the Cinnamon Discovery, which was drilled at Green Canyon 45/89. Located in 690 feet of water, the well encountered high quality reservoirs and pay zones between 9,500 feet and 10,225 feet. During the first quarter of 1997, the first delineation well, the Green Canyon 89 No. 2, was drilled which verified the commercial potential of the prospect. Facility design and fabrication have been initiated.

GULF COAST DIVISION

     The Gulf Coast Division ("Gulf Coast"), located in Houston, Texas, explores for and produces oil and gas primarily in south Louisiana, south and east Texas and the panhandle of Florida. In 1997, Gulf Coast capital expenditures, excluding proved property acquisitions, were $126 million which included investments for 45 wells and 26 mechanical workovers. Seventeen of the wells and six of the workovers were Company operated. Net production from Gulf Coast averaged 167 MMCF of gas per day and 15.5 MBbls of oil per day. Gulf Coast represented 10 percent of the Company's net gas production and 18 percent of the Company's net oil production. As of December 31, 1997, Gulf Coast controlled seven percent of the Company's reserves.

     In south Louisiana, the Company's average net production was approximately 130 MMCF of gas per day and 8 MBbls of oil per day. Production is from multiple zones ranging in depth from less than 2,900 feet to over 18,000 feet. The Company owns approximately 600,000 acres of fee land in this area. Gulf Coast actively pursued the acquisition of 3-D seismic surveys over these fee lands and the surrounding areas in 1997 with the acquisition of over 1,100 square miles. At present, the Company has 50 different south Louisiana 3-D seismic surveys in varying stages of acquisition, processing or interpretation. The Company owns in excess of 20 percent of all 3-D seismic acquired by the industry in south Louisiana. Approximately 80 percent of the Louisiana fee lands have been covered by 3-D seismic surveys. In south Louisiana, the Company invested over $100 million in 19 operated wells.

INTERNATIONAL DIVISION

     The International Division ("International"), headquartered in Houston, Texas, explores for and produces oil and gas in areas outside the United States. In addition to Houston, divisional offices are located in London, England and Caracas, Venezuela. International operates primarily in the East Irish Sea, Algeria and Venezuela. In addition, the Company owns non-operated interests in the United Kingdom ("U.K.") and Dutch sectors of the North Sea, Colombia, Tunisia, Papua New Guinea and Indonesia. In 1997, International capital expenditures, excluding proved property acquisitions, were $78 million which included investments for 26 wells, of which five were operated by the Company. Net production from International averaged 73 MMCF of gas per day and 19 MBbls of oil per day. International represented 4 percent of the Company's net gas production and 22 percent of the Company's net oil production. International controlled eight percent of the Company's reserves.

     In the North Sea, the Company's average net production was 73 MMCF of gas per day and 14.5 MBbls of oil per day. This production comes from two primary areas in the North Sea, the U.K. sector and the Dutch sector. In the U.K. sector, production was initiated from the Thelma Field in the T-Block complex in late 1996. The field is a subsea tie-back to the Tiffany platform. At the Brae complex, the Plan of Development for the West Brae Field was approved by the U.K. government in 1996. This sixth development in the field was placed on production in late 1997 using subsea completions tied-back to the South Brae platform. In the Dutch sector of the North Sea, the Company participates in natural gas exploration and production. Net production averaged 42 MMCF of gas per day in the Dutch sector of the North Sea.

     In December 1997, the Company acquired acreage in the East Irish Sea for $159 million. These properties are located 25 miles off the coast of England in approximately 100 feet of water. This acquisition included a 99 percent working interest in seven operated undeveloped natural gas fields. The timing of the field development will depend on a number of factors, including the receipt of appropriate regulatory approvals for the development plan and negotiation of gas sales contracts and processing agreements. Ten licenses encompass approximately 460 square miles and are covered by high quality 3-D seismic surveys. The Company contemplates development opportunities on the acquired acreage that will utilize the latest offshore technology. Development is expected to commence in 1998.

     In Algeria, the Company's primary focus has been exploration for hydrocarbons in Blocks 405 and 215. The Company owns a 65 percent working interest in these blocks and is the operator. Block 405 comprises nearly 713,000 gross acres and is located in the Berkine Basin of eastern Algeria. Block 215 comprises nearly 840,000 gross acres and is located 65 miles west of Block 405. As required by the Production Sharing Agreement, the Company will relinquish a portion of its acreage in 1998. To date, the Company has drilled eight wells and all but one have been successful.

     In late 1997, the delineation well MLN-4 successfully tested with the highest flow rate on Block 405. The well flowed at a gross rate of 22.7 MBbls of oil per day and 58 MMCF of gas per day from two Triassic TAG intervals and from a newly discovered reservoir in a deeper Devonian interval. No formation water was recovered during any of these tests.

     In 1997, the Company drilled its second successful well to confirm the extension of the Qoubba Field onto the northeastern portion of Block 405. The Company will participate in the development of this field, of which approximately six percent extends onto Block 405.

     In 1998, the Company's drilling focus will be the delineation of the MLN Field, participation in the development of the Qoubba Field and exploration for new structures. In addition to this drilling activity, a 270 square mile 3-D seismic survey is currently being acquired in Block 405. Information derived from this survey will assist in the further appraisal of the Triassic TAG reservoir, provide the basis for additional Devonian delineation drilling and firm-up additional exploration prospects for drilling during 1998. An Exploitation License Application, providing for the development of the MLN Field, will be submitted during 1998. Sonatrach, the national oil and gas enterprise of Algeria, has the option to participate in the development of commercial discoveries. The Company is entitled to recover exploration costs out of production during the exploitation phase.

     In Venezuela, the Company completed an acquisition of 217 square miles of 3-D and 230 miles of 2-D seismic data over the 526,000 gross acre Delta Centro Block in eastern Venezuela in 1997. This highly prospective exploration block is located in Venezuela's Orinoco River Delta and is on geologic trend with oil discoveries in surrounding blocks. Early analysis of the 3-D seismic data has revealed promising leads and preparations are underway to drill the first exploration well during 1998. Under the terms of its work commitment, the Company will drill three exploratory wells over a primary term ending in the year 2001 with the option to extend the exploratory period for an additional four years. The Company owns a 35 percent working interest in the block and is the operator.

     In Colombia, the Company's average net production was 1.4 MBbls of oil per day. The Company has a non-operated working interest in 36 wells in the Casanare Association Contract Area. The Company also holds a 25 percent working interest in a 280,000 gross acre association contract located in the San Jacinto Association Contract Area. The contract is located in the Upper Magdalena Valley Basin. A recent discovery to the north, in the Guadauas Field, lies in a similar setting with the same reservoir targets which are the Guadalupe and Caballos Formations. The acquisition of 93 miles of 2-D seismic is planned for 1998.

     In Indonesia, the Company's average net production was 3.1 MBbls of oil per day. The Company has a 15 percent working interest in the KAKAP Production Sharing Contract. In 1997, the Company completed the tie-back of three subsea completions. In addition to the activity in the KAKAP Field, exploration success at Nelayan proved an exploration concept which has led to a renewed exploration effort for 1998.

     The Company and its partners in the KAKAP Field are in the process of negotiating gas sales agreements to sell gas to Singapore. The gas will be sold via a pipeline that is scheduled to be completed in the year 2000.

SECTION 29 TAX CREDITS

     A number of formations located within the Company's producing areas have wells that qualify for tax credits under Section 29 of the Internal Revenue Code of 1954, as amended ("IRC"). IRC Section 29 provides for a tax credit from non-conventional fuel sources such as oil produced from shale and tar sands and natural gas produced from geopressured brine, Devonian shale, coal seams and tight sands formations. The Company estimates that the tax credit rate will range from $.52 to $1.04 per MMBTU depending on fuel source. The Company earned approximately $51 million of Section 29 tax credits in 1997.

CAPITAL EXPENDITURES AND MAJOR PROJECTS

     Following are the Company's capital expenditures.

                                                           YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                           1997       1996      1995
                                                          ------      ----      ----
                                                                (IN MILLIONS)
Oil and Gas Activities..................................  $1,155      $738      $686
Plants and Pipelines....................................      50        54        79
Administrative..........................................      40        12        22
                                                          ------      ----      ----
          Total.........................................  $1,245      $804      $787
                                                          ======      ====      ====

     Capital expenditures for oil and gas activities in 1997 of $1,155 million include 19 percent for proved property acquisitions, 48 percent for development and 33 percent for exploration. Included in capital expenditures for oil and gas activities are exploration costs expensed under the successful efforts method of accounting and capitalized interest.

     Drilling Activity. Drilling activity in 1997 was principally in the San Juan, Gulf Coast, Permian, Anadarko and Williston Basins. Increased net drilling activity levels, as seen in the table below, are a result of the Company's expanded development and exploration programs.

     The following table sets forth the Company's net productive and dry wells.

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                      1997         1996         1995
                                                      ----         ----         ----
Productive wells
  Exploratory.....................................    31.4         25.3         26.4
  Development.....................................   248.8        191.7        297.5
                                                      ----         ----         ----
                                                     280.2        217.0        323.9
                                                      ----         ----         ----
Dry wells
  Exploratory.....................................    27.8         18.1         20.0
  Development.....................................     8.6          5.9         37.8
                                                      ----         ----         ----
                                                      36.4         24.0         57.8
                                                      ----         ----         ----
          Total net wells.........................   316.6        241.0        381.7
                                                      ====         ====         ====

     As of December 31, 1997, 55 gross wells, representing approximately 29 net wells, were being drilled.

     Asset Rationalization. The Company focuses its acquisition activity in areas where it has production in order to maximize the efficiencies gained in combining operations or in new areas where the Company can transfer its technological expertise or take advantage of premium markets. In addition, the Company uses a selective acquisition process that emphasizes the purchase of reserves as well as properties having upside potential that can be developed by using both conventional and advanced technologies.

     In December 1997, the Company acquired working interests in the East Irish Sea of the U.K. for $159 million. The Company will continue to pursue transactions which enable the consolidation of assets and increase operating efficiencies.

     In June 1997, the Company completed its non-strategic divestiture program which was announced in July 1996. As planned, the Company sold approximately 27,000 wells and related facilities. Before closing adjustments, gross proceeds for 1997 from sales of oil and gas properties related to this divestiture program were approximately $450 million (approximately $418 million, net of closing adjustments). A portion of the net proceeds from asset divestitures were reinvested in domestic and international oil and gas properties.

     On July 31, 1996, the Company completed the sale of its crude oil refinery and terminal, including crude oil and refined product inventories, for approximately $70 million. The net book value of refinery property, plant and equipment and inventory at that date was approximately $68 million.

PRODUCTIVE WELLS, DEVELOPED AND UNDEVELOPED ACREAGE

     Working interests in productive wells, developed acreage and undeveloped acreage at December 31, 1997 follow.

      PRODUCTIVE WELLS
----------------------------
     OIL            GAS          DEVELOPED ACRES       UNDEVELOPED ACRES
-------------  -------------  ---------------------  ----------------------
GROSS    NET   GROSS    NET     GROSS       NET        GROSS        NET
------  -----  ------  -----  ---------  ----------  ----------  ----------
5,791   2,857  10,829  6,026  5,314,000  2,580,000   16,674,000  11,870,000

     Included in the acreage data are approximately 7.5 million undeveloped acres of Company-owned oil and gas mineral rights, of which approximately 4 million acres are considered to have potential for oil and gas exploration.

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

                                                                  YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                          1997             1996             1995
                                                          ----             ----             ----
Production
  Gas (MMCF per day).................................        1,669            1,603            1,496
  Oil (MBbls per day)................................         87.2             91.1             90.9
Average sales prices
  Gas per MCF........................................  $      2.18      $      2.05      $      1.40
  Oil per barrel.....................................        19.24            20.39            17.04
Average production costs per MCFE....................          .51              .54              .54
Depreciation, depletion and amortization rates
  per MCFE...........................................  $       .62      $       .62      $       .67

     In 1997, 1996 and 1995, approximately 41 percent, 43 percent and 47 percent, respectively, of the Company's gas production was transported to direct sale customers through El Paso Natural Gas Company's ("EPNG") pipeline systems. These transportation arrangements are pursuant to EPNG's approved Federal Energy Regulatory Commission ("FERC") tariffs applicable to all shippers. The Company expects to continue to transport a substantial portion of its future gas production through EPNG's pipeline systems.

RESERVES

     The following table sets forth estimates by the Company's petroleum engineers of proved oil and gas reserves at December 31, 1997. These reserves have been reduced for royalty interests owned by others.

                                                  GAS       OIL       TOTAL
                                                 (BCF)    (MMBBLS)    (BCFE)
                                                 -----    --------    ------
Proved Developed Reserves......................  4,874     219.5       6,191
Proved Undeveloped Reserves....................  1,544      34.2       1,749
                                                 -----     -----       -----
          Total Proved Reserves................  6,418     253.7       7,940
                                                 =====     =====       =====

     For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, see "Financial Statements and Supplementary Financial Information--Supplemental Oil and Gas Disclosures."

MARKETING

     Natural Gas. In pursuit of the Company's mission to build long-term shareholder value, the Company's marketing strategy is to maximize the value of its production by developing marketing flexibility from the wellhead to the burnertip. The Company's gas production is gathered, processed, exchanged and transported utilizing various firm and interruptible contracts and routes to access the highest value market hubs. The Company's customers include local distribution companies, electric utilities and a diverse portfolio of industrial users. The Company maintains the capacity to ensure its production can be marketed either at the wellhead or downstream at market sensitive prices.

     Crude Oil and NGLs. All of the Company's crude oil production is sold to third parties at the wellhead or transported to market hubs where it is sold or exchanged. NGLs are typically transported to market hubs, primarily in the Houston area, and sold to third parties.

     International. The Company's international oil and gas is produced from non-operated properties. These products are sold to third party markets either directly by the Company or by the operator of the property.

OTHER MATTERS

     Competition. The Company actively competes for reserve acquisitions, exploration leases and sales of oil and gas, frequently against companies with substantially larger financial and other resources. In its marketing activities, the Company competes with numerous companies for the sale of oil, gas and NGLs. Competitive factors in the Company's business include price, contract terms, quality of service, pipeline access, transportation discounts and distribution efficiencies.

     Regulation of Oil and Gas Production, Sales and Transportation. The oil and gas industry is subject to regulation by numerous national, state and local governmental agencies and departments in the countries in which the Company operates, compliance with which is often difficult and costly and some of which carry substantial noncompliance penalties and risks. Statutes, rules, regulations or guidelines require drilling permits, drilling bonds and operating reports. Most jurisdictions in which the Company operates also have statutes, rules, regulations or guidelines governing conservation matters, including the unitization or pooling of oil and gas properties and the establishment of maximum rates of production from oil and gas wells. Many jurisdictions also limit production to the market demand for oil and gas. Such statutes, rules, regulations or guidelines may limit the rate at which oil and gas could otherwise be produced from the Company's properties. All of the Company's sales of its domestic gas are deregulated.

     The Company operates various gathering systems. The United States Department of Transportation and certain state agencies regulate, under various statutes, rules or regulations, the safety and operating aspects of the transportation and storage activities of these facilities by prescribing standards.

     The FERC has implemented policies, subject to court review, allowing interstate pipeline companies to negotiate their rates with individual shippers. The FERC is also considering allowing the interstate pipeline companies to negotiate tariffed terms and conditions of service. The Company will monitor the effects of these programs on its marketing efforts but does not expect that these actions will have a materially adverse effect on the consolidated financial position or results of operations of the Company.

     Environmental Regulation. Various federal, state and local laws and regulations relating to the protection of the environment, including the discharge of materials into the environment, may affect the Company's domestic operations and costs as a result of their effect on oil and gas exploration, development and production operations. In addition, certain of the Company's international operations are subject to environmental regulations administered by foreign governments, including political subdivisions thereof, or by international organizations.

     U.S. offshore oil and gas operations are subject to regulations of the U.S. Department of the Interior which currently imposes absolute liability upon the lessee under a federal lease for the cost of pollution cleanup resulting from the lessee's operations and could subject the lessee to possible liability for pollution damages. In the event of a serious incident of pollution, the U.S. Department of the Interior may require a lessee under a federal lease to suspend or cease operations in the affected area.

     The Company believes it is in substantial compliance with applicable environmental laws and regulations. The Company does not anticipate that it will be required under current environmental laws and regulations to expend amounts that will have a materially adverse effect on the consolidated financial position or results of operations of the Company.

     Filings of Reserve Estimates With Other Agencies. During 1997, the Company filed estimates of oil and gas reserves for the year 1996 with the Department of Energy. These estimates were not materially different from the reserve data presented herein.

                              CERTAIN DEFINITIONS

Below are certain definitions of key terms used in this Form 10-K.

     BCF means billion cubic feet.

     BCFE means billion cubic feet of gas equivalent.

     MBbls means thousands of barrels.

     MCF means thousand cubic feet.

     MCFE means thousand cubic feet of gas equivalent.

     MMBbls means millions of barrels.

     MMBTU means million British Thermal units.

     MMCF means million cubic feet.

     MMCFE means million cubic feet of gas equivalent.

     NGLs mean natural gas liquids.

     TCFE means trillion cubic feet of gas equivalent.

     Proved reserves represent estimated quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, can be recovered in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if shown to be economically producible by either actual production or conclusive formation tests.

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

     Net acreage and net oil and gas wells are obtained by multiplying "gross" acreage and "gross" oil and gas wells by the Company's working interest percentage in the properties.

     Oil is converted into cubic feet of gas equivalent based on 6 MCF of gas to one barrel of oil.
---------------

EMPLOYEES

     The Company had 1,819 and 2,004 employees at December 31, 1997 and 1996, respectively. Currently, the Company has no union employees.

                                   ITEM THREE

LEGAL PROCEEDINGS

     On May 25, 1995, the 270th Judicial District Court of Harris County, Texas entered an order in a lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc. (now known as Burlington Resources Oil & Gas Company), et al., which allowed the suit to be maintained as a class action on behalf of all royalty and overriding royalty interest owners in all Burlington Resources Oil & Gas Company ("BROG") properties and all working interest owners in properties operated by BROG who received payments from BROG at any time from and after December 1, 1986 based upon wellhead sales of natural gas to Burlington Resources Trading Inc. The lawsuit involves claims for unspecified actual and punitive damages based upon alleged breaches of duties owed to interest owners because of the use of corporate affiliates to gather, treat and market natural gas. The plaintiffs allege that BROG's gas producing affiliates have sold natural gas to marketing affiliates at lower inter-affiliate settlement prices which were then used as the basis for accounting to interest owners. Plaintiffs also allege that BROG's pricing includes inappropriate deductions of inflated gathering and transportation costs. BROG has consistently denied liability and perfected an interlocutory appeal of the class certification order on May 30, 1995. Oral argument on the interlocutory appeal of the class certification order was heard February 28, 1996. Following the argument, but in advance of a decision by the appellate court, the parties executed a settlement agreement dated August 6, 1996, which the trial court preliminarily approved on August 12, 1996. After notice to the class members, the court conducted a hearing on November 8, 1996, and gave final approval to the terms of the parties' settlement agreement in its Judgment signed on November 12, 1996. Four class members who appeared through counsel at the November 8, 1996 hearing to object to the settlement filed a motion for a new trial or, in the alternative, to modify, alter or amend judgment, which motion was denied by Order signed December 16, 1996. The objectors purported to perfect an appeal of the Judgment on February 7, 1997. On July 24, 1997, the Fourteenth Court of Appeals dismissed the appeal. On October 17, 1997, the objectors filed a Petition for Review with The Supreme Court of Texas. The Company and the Plaintiffs intend to defend this appeal vigorously.

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

     Approval of the issuance of shares of the Company's Common Stock pursuant to the Merger was as follows.

   FOR       AGAINST   ABSTENTIONS
----------   -------   -----------
94,752,530   308,225     517,354

EXECUTIVE OFFICERS OF THE REGISTRANT

BOBBY S. SHACKOULS, 47                                 H. LEIGHTON STEWARD, 63
     Chairman of the Board, President and Chief        Vice Chairman of the Board
       Executive Officer                                    Burlington Resources Inc.
     Burlington Resources Inc.                              October 1997 to Present
     July 1997 to Present                              Chairman of the Board, President and Chief Ex-
     President and Chief Executive Officer,            ecutive Officer, The Louisiana Land and
Burlington Resources Inc., December 1995 to July       Exploration Company, November 1996 to October
1997; President and Chief Executive Officer,           1997; Chairman of the Board and Chief Executive
Burlington Resources Oil & Gas Company, October        Officer, The Louisiana Land and Exploration
1994 to Present; Executive Vice President and          Company, September 1995 to November 1996; and
Chief Operating Officer, Burlington Resources          Chairman of the Board, President and Chief
Oil & Gas Company, June 1993 to October 1994;          Executive Officer, The Louisiana Land and
President and Chief Operating Officer, Torch           Exploration Company, January 1989 to September
Energy Advisors, Inc., July 1991 to May 1993.          1995.
JOHN E. HAGALE, 41                                     RANDOLPH P. MUNDT, 47
       Executive Vice President and Chief              Executive Vice President, Marketing
  Financial                                                 Burlington Resources Inc.
         Officer                                            April 1997 to Present
       Burlington Resources Inc.
       December 1995 to Present                        Executive Vice President, Marketing, Burlington
                                                       Resources Oil & Gas Company, March 1995 to Pres-
       Executive Vice President and Chief              ent; Senior Vice President, Operations,
  Financial Officer, Burlington Resources Oil &        Burlington Resources Oil & Gas Company, October
  Gas Company, March 1993 to Present; Senior           1994 to March 1995; Senior Vice President,
  Vice President and Chief Financial Officer,          Acquisitions and Land, Burlington Resources Oil
  Burlington Resources Inc., April 1994 to             & Gas Company, July 1993 to October 1994; Senior
  December 1995; Vice President, Finance,              Vice President, Strategic Planning and Asset
  Burlington Resources Inc., March 1992 to             Management, Burlington Resources Oil & Gas
  February 1993.                                       Company, December 1990 to July 1993.
C. RAY OWEN, 52                                        LOUIS A. RASPINO, 45
       Executive Vice President and Chief              Senior Vice President, Strategic Planning
         Operating Officer                                    and Business Development
       Burlington Resources Inc.                            Burlington Resources Inc.
       April 1997 to Present                                October 1997 to Present
       Executive Vice President and Chief              Senior Vice President, Chief Financial Officer,
  Operating Officer, Burlington Resources Oil &        The Louisiana Land and Exploration Company, Sep-
  Gas Company, October 1994 to Present; Senior         tember 1995 to October 1997; Treasurer, The
  Vice President, Operations, Burlington               Louisiana Land and Exploration Company, May 1992
  Resources Oil & Gas Company, March 1993 to           to September 1995.
  October 1994; Vice President, Regional
  Operations, Burlington Resources Oil & Gas
  Company, December 1990 to March 1993.
GERALD J. SCHISSLER, 53                                JOHN A. WILLIAMS, 53
       Executive Vice President, Law                   Senior Vice President, Exploration
         and Administration                                 Burlington Resources Inc.
       Burlington Resources Inc.                            October 1997 to Present
       April 1997 to Present
                                                       Senior Vice President, Exploration and
       Executive Vice President, Law and               Production, The Louisiana Land and Exploration
  Corporate Affairs, Burlington Resources Inc.         Company, September 1995 to October 1997; Vice
  December 1995 to April 1997; Senior Vice             President, The Louisiana Land and Exploration
  President, Law, Burlington Resources Inc.,           Company, March 1988 to September 1995.
  December 1993 to December 1995; Consultant,
  June 1991 to July 1993.

                                    PART II

                                   ITEM FIVE

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "BR." At December 31, 1997, the number of common stockholders was 23,695.

     Information on common stock prices and quarterly dividends is shown on page 43.

                                    ITEM SIX

SELECTED FINANCIAL DATA

     The selected financial data for the Company set forth below for the five years ended December 31, 1997 should be read in conjunction with the consolidated financial statements. Prior year amounts have been restated to combine BR and LL&E.

                                                 1997      1996      1995      1994      1993
                                                 ----      ----      ----      ----      ----
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
  Revenues....................................  $2,000    $2,200    $1,734    $1,871    $1,865
  Operating Income (Loss).....................     503       580      (397)     (159)      298
  Net Income (Loss)...........................     319       335      (261)      (73)      266
  Basic Earnings (Loss) per Common Share......    1.80      1.89     (1.47)     (.41)     1.52
  Diluted Earnings (Loss) per Common Share....    1.79      1.88     (1.47)     (.41)     1.51
BALANCE SHEET DATA
  Total Assets................................   5,821     5,683     5,608     6,285     6,285
  Long-term Debt..............................   1,748     1,853     2,042     2,049     1,554
  Stockholders' Equity........................   3,016     2,808     2,591     2,920     3,208
  Cash Dividends Declared per Common Share....  $  .46    $  .44    $  .44    $  .58    $  .58
  Common Shares Outstanding...................     177       177       178       177       180

                                   ITEM SEVEN

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MERGER

     On July 17, 1997, Burlington Resources Inc. ("BR") and The Louisiana Land and Exploration Company ("LL&E") announced that they had entered into an Agreement and Plan of Merger (the "Merger"). On October 22, 1997, the Merger was completed and LL&E became a wholly-owned subsidiary of the Company. Pursuant to the Merger, BR issued 52,795,635 shares of its Common Stock based on an exchange ratio of 1.525 for each outstanding share of LL&E stock. The Merger was accounted for as a pooling of interests and qualified as a tax-free reorganization. The transaction was valued at approximately $3 billion based on BR's closing stock price on October 22, 1997. All operational and financial information contained herein includes the combined business activities for BR and LL&E for all periods presented.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's total long-term debt to capital (long-term debt and stockholders' equity) ratio at December 31, 1997 and 1996 was 37 percent and 40 percent, respectively.

     The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in July 2001 and a $300 million revolving credit agreement that expires in July 1998. The $300 million revolving credit agreement is renewable annually by mutual consent and was renewed in July 1997. In June 1997, LL&E refinanced its existing $350 million revolving credit facility with a revolving credit facility of a like amount. However, as a result of the Merger of LL&E and BR, the revolving credit facility was terminated on October 23, 1997. Further, LL&E's commercial paper program was also terminated on that date and outstanding commercial paper totaling approximately $83 million was retired by the Company. As of December 31, 1997, there were no borrowings outstanding under the credit facilities. In April 1997, the Company increased the capacity under its shelf registration statements from $200 million to $500 million. Effective November 7, 1997, LL&E withdrew its shelf registration statement of $500 million.

     Effective July 16, 1997, the Company rescinded its stock repurchase program. From January 1, 1997 through May 31, 1997, the Company repurchased approximately 1.3 million shares of its Common Stock for $58 million. Since December 1988, the Company has repurchased approximately 31 million shares. In conjunction with the Company's stock repurchase program, the Company sold put options ("options") during the first quarter of 1997. The options entitled the holders, upon exercise of the options on the expiration dates, to sell shares of BR Common Stock to the Company at specified prices. Alternatively, the Company retained the ability to settle the options in cash. In total, options on 500 thousand shares were issued with an average strike price of $44.50 per share. An average premium of $2.63 per option was received for the option sales. All options expired without being exercised.

     Net cash provided by operating activities for 1997 was $1,122 million compared to $995 million and $687 million in 1996 and 1995, respectively. The increase in 1997 compared to 1996 was primarily due to higher operating income, excluding non-cash items, and working capital changes. Net cash provided by operating activities in 1996 also included proceeds of $108 million relating to an obligation to deliver gas from certain coal seam wells through December 31, 2002. The increase in 1996 compared to 1995 was primarily due to significantly higher operating income and $108 million in proceeds received relating to an obligation to deliver gas from certain coal seam wells through December 31, 2002. These increases were partially offset by other working capital changes. Net cash provided by operating activities in 1995 included the sale of a receivable related to a claim resulting from the breach of a take-or-pay gas contract and the sale of gas-in-storage inventory for approximately $39 million and $20 million, respectively.

     In June 1997, the Company completed its non-strategic divestiture program which was announced in July 1996. As planned, the Company sold approximately 27,000 wells and related facilities. Before closing adjustments, gross proceeds for 1997 from the sales of oil and gas properties related to this divestiture program were approximately $450 million (approximately $418 million, net of closing adjustments).

     On July 31, 1996, the Company completed the sale of its crude oil refinery and terminal, including crude oil and refined product inventories, for approximately $70 million. The net book value of refinery property, plant and equipment and inventory at that date was approximately $68 million.

     The Company is involved in certain legal and environmental proceedings as well as other related matters. Although it is possible that new information or future developments could require the Company to reassess its potential exposure related to these matters, the Company believes, based upon available information, the resolution of these issues will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

     The Company has certain commitments and uncertainties related to its normal operations. Management believes that there are no commitments, uncertainties or contingent liabilities that will have a materially adverse effect on the consolidated financial position or results of operations of the Company.

CAPITAL EXPENDITURES AND RESOURCES

     Capital expenditures during 1997 totaled $1,245 million compared to $804 million and $787 million in 1996 and 1995, respectively. The Company invested $214 million for proved property acquisitions in 1997 compared to $92 million and $103 million in 1996 and 1995, respectively. The Company invested $941 million on internal development and exploration during 1997 compared to $646 million and $583 million in 1996 and 1995, respectively.

     Capital expenditures for 1998, excluding proved property acquisitions, are projected to be approximately $1.15 billion. Capital expenditures are expected to be primarily for internal development and exploration of oil and gas properties and plant and pipeline expenditures. Capital expenditures will be funded from existing cash balances and cash flows, supplemented, if needed, by external financing.

     The Company anticipates continued increases in gas production. The increased gas production is expected to be a result of the continuing development of the Company's gas reserves, exploration of undeveloped acreage and the Company's producing property acquisition program. The Company expects to market its additional gas production in the Gulf Coast, the Midwest, the East Coast and the traditional California markets.

MARKETING

     Natural gas. In pursuit of the Company's mission to build long-term shareholder value, the Company's marketing strategy is to maximize the value of its production by developing marketing flexibility from the wellhead to the burnertip. The Company's gas production is gathered, processed, exchanged and transported utilizing various firm and interruptible contracts and routes to access the highest value market hubs. The Company's customers include local distribution companies, electric utilities and a diverse portfolio of industrial users. The Company maintains the capacity to ensure its production can be marketed either at the wellhead or downstream at market sensitive prices.

     Crude Oil and NGLs. All of the Company's crude oil production is sold to third parties at the wellhead or transported to market hubs where it is sold or exchanged. NGLs are typically transported to market hubs, primarily in the Houston area, and sold to third parties.

     International. The Company's international oil and gas is produced from non-operated properties. These products are sold to third party markets either directly by the Company or by the operator of the property.

DIVIDENDS

     On January 14, 1998, the Board of Directors declared a common stock quarterly dividend of $.1375 per share, payable April 1, 1998. Dividend levels are determined by the Board of Directors based on profitability, capital expenditures, financing and other factors. The Company declared cash dividends on Common Stock totaling approximately $82 million during 1997.

RESULTS OF OPERATIONS

     Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

     The Company reported net income of $319 million or $1.80 basic earnings per share in 1997 compared to net income of $335 million or $1.89 basic earnings per share in 1996. The 1997 results include a $.40 per share charge related to the Merger for severance and related exit costs and transaction costs. The results also include an $.18 per share gain related to the sales of oil and gas properties. The 1996 results include an $.11 per share charge related to the divestiture program and reorganization for severance and other related exit costs.

     Revenues were $2,000 million in 1997 compared to $2,200 million in 1996. Revenues decreased $264 million as a result of the sale of the refinery on July 31, 1996. Oil sales volumes decreased 4 percent to 87.2 MBbls per day and average oil prices decreased 6 percent to $19.24 per barrel which decreased revenues $31 million and $37 million, respectively. These decreases were partially offset by increases in gas sales volumes of 4 percent to 1,669 MMCF per day and an average gas price increase of 6 percent to $2.18 per MCF which increased revenues $46 million and $82 million, respectively. Gas volumes increased due to continued development of gas properties. Oil volumes were down primarily due to the divestiture program.

     Costs and Expenses were $1,497 million in 1997 compared to $1,620 million in 1996. Costs and expenses in 1997 included an $80 million charge related to the Merger for severance and related exit costs and transaction costs. Costs and expenses in 1996 included a $30 million reorganization charge for severance and other related exit costs. Excluding the $80 million charge in 1997 and the $30 million charge in 1996, costs and expenses in 1997 decreased $173 million from 1996. The decrease is primarily due to a $254 million decrease in refinery costs resulting from the sale of the refinery and a $23 million decrease in production and processing expenses. These decreases were partially offset by a $100 million increase in exploration costs and a $5 million increase in depreciation, depletion and amortization.

     Interest Expense was $142 million in 1997 compared to $147 million in 1996. The decrease was primarily due to lower outstanding commercial paper balances during 1997.

     Other Income -- Net was $50 million in 1997 due to a gain related to the sales of oil and gas properties associated with the divestiture program.

     Year Ended December 31, 1996 Compared With Year Ended December 31, 1995

     The Company reported net income of $335 million or $1.89 basic earnings per share in 1996 compared to a net loss of $261 million or $1.47 basic loss per share in 1995. The 1996 results include an $.11 per share charge related to the divestiture program and reorganization for severance and other related exit costs. The 1995 results include a $1.71 per share non-cash charge resulting from the Company's adoption of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("SFAS No. 121").

     Revenues were $2,200 million in 1996 compared to $1,734 million in 1995. Average gas sales prices increased 46 percent in 1996 to $2.05 per MCF and average oil prices increased 20 percent to $20.39 per barrel which increased revenues $381 million and $112 million, respectively. Oil and gas sales volumes increased primarily due to continued development and exploration of the Company's oil and gas properties and producing property acquisitions. Gas sales volumes improved 7 percent to 1,603 MMCF per day and oil sales volumes increased slightly to 91.1 MBbls per day which increased revenues $57 million and $2 million, respectively. The increases in oil and gas revenue were partially offset by a $92 million decrease in refinery revenue due to the sale of the Company's crude oil refinery on July 31, 1996.

     Costs and Expenses were $1,620 million in 1996 compared to $2,131 million in 1995. Costs and expenses in 1995 included a $490 million non-cash charge related to the impairment of oil and gas properties which resulted from the Company's adoption of SFAS No. 121, effective September 30, 1995. Excluding the $490 million non-cash charge, costs and expenses in 1996 decreased $21 million compared to 1995. The decrease was primarily due to a $91 million decrease in refinery costs as a result of the sale of the Company's crude oil refinery and a $9 million decrease in depreciation, depletion and amortization. These decreases were partially offset by a $48 million increase in exploration costs, a $20 million increase in administrative expenses and a $14 million increase in production and processing expenses resulting from a 5 percent increase in 1996 production levels. Administrative expenses increased due to a $30 million reorganization charge for severance and other related exit costs partially offset by a $9 million decrease in salary expense resulting from employee reductions.

     The effective income tax rate was an expense of 22.5 percent in 1996 compared to a benefit of 51.9 percent in 1995. The higher effective tax rate in 1996 was primarily due to pretax income in 1996 versus a pretax loss in 1995. Each year includes a beneficial rate of approximately 15 percent due to the effect of non-conventional fuel tax credits.

OTHER MATTERS

     Since 1996, the Company has been in the process of implementing new financial and operating computer systems. The first phase of implementation was completed in the first quarter of 1997 for certain operating areas within the Company. The remaining operating and financial systems are scheduled for implementation in phases, with project completion scheduled for the fourth quarter of 1998. These new systems are year 2000 compliant. Additionally, the Company is in the process of identifying suppliers and business partners who are not prepared to offer assurance that their systems will be year 2000 compliant. The cost of achieving year 2000 compliance is not expected to have a materially adverse effect on the consolidated financial position or results of operations of the Company.

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

     Commodity Pricing and Demand. Substantially all of the Company's crude oil and natural gas production is sold on the spot market or under short-term contracts at market sensitive prices. Spot market prices for domestic crude oil and natural gas are subject to volatile trading patterns in the commodity futures markets, including among others, the New York Mercantile Exchange ("NYMEX"), because of seasonal weather patterns, national supply and demand factors and general economic conditions. Crude oil prices are also affected by quality differentials, by worldwide political developments and by actions of the Organization of Petroleum Exporting Countries. Although the futures markets provide some indication of crude oil and natural gas prices for the subsequent 12 to 18 months, prices in the futures markets are subject to substantial changes in relatively short periods of time.

     There is also a difference between the NYMEX futures contract price for a particular month and the actual cash price received for that month in a U.S. producing basin or at a U.S. market hub, which is referred to as the "basis differential." Basis differentials, like the underlying commodity prices, can be volatile because of regional supply and demand factors, including seasonal factors and the availability and price of transportation to consuming areas.

     In the ordinary course and conduct of its business, the Company utilizes futures contracts traded on the NYMEX and the Kansas City Board of Trade, and over-the-counter price and basis swaps and options with major crude oil and natural gas merchants and financial institutions to hedge its price risk exposure related to the Company's U.S. production. The gains and losses realized as a result of these derivatives transactions are substantially offset in the cash market when the hedged commodity is delivered. In order to accommodate the needs of its customers, the Company also uses price swaps to convert gas sold under fixed price contracts to market prices.

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company's derivative instruments. At December 31, 1997, the potential decrease in fair value of commodity derivative instruments assuming a 10 percent adverse movement in the underlying commodities prices does not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

     For purposes of calculating the hypothetical change in fair value, the relevant variables are the type of commodity (crude oil or natural gas), the commodity futures prices, the volatility of commodity prices and the basis and quality differentials. Due to the short duration of the derivative contracts, time value of money is ignored. The hypothetical change in fair value is calculated by multiplying the difference between the hypothetical price (adjusted for any basis or quality differentials) and the contractual price by the contractual volumes.

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

     Foreign Operations Risk. The Company's operations outside of the U.S. are subject to risks inherent in foreign operations, including, without limitation, the loss of revenue, property and equipment from hazards such as expropriation, nationalization, war, insurrection and other political risks, increases in taxes and governmental royalties, renegotiation of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies, currency restrictions and exchange rate fluctuations and other uncertainties arising out of foreign government sovereignty over the Company's international operations. Laws and policies of the U.S. affecting foreign trade and taxation may also adversely affect the Company's international operations.

     The Company's ability to market oil and natural gas discovered or produced in its foreign operations, and the price the Company could obtain for such production, depends on many factors beyond the Company's control, including ready markets for oil and natural gas, the proximity and capacity of pipelines and other transportation facilities, fluctuating demand for oil and natural gas, the availability and cost of competing fuels, and the effects of foreign governmental regulation of oil and gas production and sales. Pipeline and processing facilities do not exist in certain areas of exploration and, therefore, any actual sales of the Company's production could be delayed for extended periods of time until such facilities are constructed.

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

     Political and Regulatory Risk. The Company's operations are affected by national, state and local laws and regulations such as restrictions on production, changes in taxes, royalties and other amounts payable to governments or governmental agencies, price or gathering rate controls and environmental protection regulations. Changes in such laws and regulations, or interpretations thereof, could have a significant effect on the Company's operations or financial results.

     Potential Environmental Liabilities. The Company's operations are subject to various national, state and local laws and regulations covering the discharge of material into, and protection of, the environment. Such regulations affect the costs of planning, designing, operating and abandoning facilities. The Company expends considerable resources, both financial and managerial, to comply with environmental regulations and permitting requirements. Although the Company believes that its operations and facilities are in general compliance with applicable environmental laws and regulations, risks of substantial costs and liabilities are inherent in crude oil and natural gas operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement, and claims for damage to property or persons resulting from the Company's current or discontinued operations, could result in substantial costs and liabilities in the future.

                                   ITEM EIGHT

          FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                           BURLINGTON RESOURCES INC.

                        CONSOLIDATED STATEMENT OF INCOME

                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                               1997           1996           1995
                                                             --------       --------       --------
Revenues...................................................   $2,000         $2,200         $1,734
Costs and Expenses.........................................    1,497          1,620          2,131
                                                              ------         ------         ------
Operating Income (Loss)....................................      503            580           (397)
Interest Expense...........................................      142            147            147
Other Income -- Net........................................       50              -              1
                                                              ------         ------         ------
Income (Loss) Before Income Taxes..........................      411            433           (543)
Income Tax Expense (Benefit)...............................       92             98           (282)
                                                              ------         ------         ------
Net Income (Loss)..........................................   $  319         $  335         $ (261)
                                                              ======         ======         ======
Basic Earnings (Loss) per Common Share.....................   $ 1.80         $ 1.89         $(1.47)
                                                              ======         ======         ======
Diluted Earnings (Loss) per Common Share...................   $ 1.79         $ 1.88         $(1.47)
                                                              ======         ======         ======

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                           CONSOLIDATED BALANCE SHEET

                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997          1996
                                                              --------      --------
ASSETS

Current Assets
  Cash and Cash Equivalents.................................   $  152        $   77
  Short-term Investments....................................       83             -
  Accounts Receivable.......................................      376           484
  Inventories...............................................       39            35
  Other Current Assets......................................       28            28
                                                               ------        ------
                                                                  678           624
                                                               ------        ------
Oil and Gas Properties (Successful Efforts Method)..........    8,740         8,863
Other Properties............................................      615           554
                                                               ------        ------
                                                                9,355         9,417
  Accumulated Depreciation, Depletion and Amortization......    4,315         4,489
                                                               ------        ------
     Properties -- Net......................................    5,040         4,928
                                                               ------        ------
Other Assets................................................      103           131
                                                               ------        ------
          Total Assets......................................   $5,821        $5,683
                                                               ======        ======
LIABILITIES

Current Liabilities
  Accounts Payable..........................................   $  395        $  348
  Taxes Payable.............................................       71            74
  Accrued Interest..........................................       28            28
  Dividends Payable.........................................       24            17
  Deferred Revenue..........................................       19            20
  Other Current Liabilities.................................        1            29
                                                               ------        ------
                                                                  538           516
                                                               ------        ------
Long-term Debt..............................................    1,748         1,853
                                                               ------        ------
Deferred Income Taxes.......................................      203           162
                                                               ------        ------
Deferred Revenue............................................       56            75
                                                               ------        ------
Other Liabilities and Deferred Credits......................      260           269
                                                               ------        ------
Commitments and Contingent Liabilities
STOCKHOLDERS' EQUITY

Preferred Stock, Par Value $.01 Per Share (Authorized
  75,000,000 Shares;
  No Shares Issued).........................................        -             -
Common Stock, Par Value $.01 Per Share (Authorized
  325,000,000 Shares; Issued 202,795,635 and 202,202,891
  Shares for 1997 and 1996, respectively)...................        2             2
Paid-in Capital.............................................    3,001         2,982
Retained Earnings...........................................    1,051           813
                                                               ------        ------
                                                                4,054         3,797
Cost of Treasury Stock (26,087,134 and 25,081,301 Shares for
  1997 and 1996, respectively)..............................    1,038           989
                                                               ------        ------
Stockholders' Equity........................................    3,016         2,808
                                                               ------        ------
          Total Liabilities and Stockholders' Equity........   $5,821        $5,683
                                                               ======        ======

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN MILLIONS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1997          1996          1995
                                                              --------      --------      --------
Cash Flows From Operating Activities
  Net Income (Loss).........................................  $   319        $ 335         $(261)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided By Operating Activities
     Depreciation, Depletion and Amortization...............      538          534           545
     Deferred Income Taxes..................................       36           32          (359)
     Exploration Costs......................................      259          159           111
     Gain on Sales of Oil and Gas Properties................      (50)           -             -
     Impairment of Oil and Gas Properties...................        -            -           490
  Working Capital Changes
     Accounts Receivable....................................      108         (135)          (28)
     Inventories............................................       (4)          39             5
     Other Current Assets...................................        -            1            (5)
     Accounts Payable.......................................       47          (57)           45
     Taxes Payable..........................................       (3)          11            12
     Accrued Interest.......................................        -            2             -
     Other Current Liabilities..............................      (22)          37             8
  Other.....................................................     (106)          37           124
                                                              -------        -----         -----
          Net Cash Provided By Operating Activities.........    1,122          995           687
                                                              -------        -----         -----
Cash Flows From Investing Activities
  Additions to Properties...................................   (1,245)        (804)         (787)
  Short-term Investments....................................      (83)           -             -
  Proceeds from Sales and Other.............................      494          193           192
                                                              -------        -----         -----
          Net Cash Used In Investing Activities.............     (834)        (611)         (595)
                                                              -------        -----         -----
Cash Flows From Financing Activities
  Proceeds from Long-term Debt..............................        -          150           178
  Reduction in Long-term Debt...............................     (105)        (337)         (184)
  Dividends Paid............................................      (74)         (77)          (78)
  Common Stock Purchases....................................      (58)        (112)           (5)
  Other.....................................................       24           38            (4)
                                                              -------        -----         -----
          Net Cash Used In Financing Activities.............     (213)        (338)          (93)
                                                              -------        -----         -----
Increase (Decrease) in Cash and Cash Equivalents............       75           46            (1)
Cash and Cash Equivalents
  Beginning of Year.........................................       77           31            32
                                                              -------        -----         -----
  End of Year...............................................  $   152        $  77         $  31
                                                              =======        =====         =====

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                     COST OF
                                               COMMON   PAID-IN   RETAINED           TREASURY   STOCKHOLDERS'
                                               STOCK    CAPITAL   EARNINGS   OTHER    STOCK        EQUITY
                                               ------   -------   --------   -----   --------   -------------
Balance, December 31, 1994...................    $2     $2,951     $  893     $(5)   $  (921)      $2,920
  Net Loss...................................                        (261)                           (261)
  Cash Dividends ($.44 per Share)............                         (77)                            (77)
  Stock Purchases (132,900 Shares)...........                                             (5)          (5)
  Stock Option Activity and Other............                4                  3          7           14
                                                 --     ------     ------     ---    -------       ------
Balance, December 31, 1995...................     2      2,955        555      (2)      (919)       2,591
  Net Income.................................                         335                             335
  Cash Dividends ($.44 per Share)............                         (77)                            (77)
  Stock Purchases (2,706,000 Shares).........                                           (112)        (112)
  Stock Option Activity and Other............               27                  2         42           71
                                                 --     ------     ------     ---    -------       ------
Balance, December 31, 1996...................     2      2,982        813       -       (989)       2,808
  Net Income.................................                         319                             319
  Cash Dividends ($.46 per Share)............                         (82)                            (82)
  Stock Purchases (1,312,500 Shares).........                                            (58)         (58)
  Stock Option Activity and Other............               19          1                  9           29
                                                 --     ------     ------     ---    -------       ------
Balance, December 31, 1997...................    $2     $3,001     $1,051     $ -    $(1,038)      $3,016
                                                 ==     ======     ======     ===    =======       ======

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

  Principles of Consolidation and Reporting

     The consolidated financial statements include the accounts of Burlington Resources Inc. ("BR") and its majority-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. Due to the nature of financial reporting, management makes estimates and assumptions in preparing the consolidated financial statements. Actual results could differ from estimates. The consolidated financial statements include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on net income or stockholders' equity. All operational and financial information contained herein includes the combined business activities for BR and LL&E for all periods presented.

  Cash and Cash Equivalents

     All short-term investments purchased with a maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

  Short-term Investments

     Short-term investments consist of highly-liquid debt securities with a maturity of more than three months. The securities are available for sale and are carried at fair value based on quoted market prices. As of December 31, 1997, the fair value of these investments approximated amortized cost. Unrealized gains and losses, net of tax, are included as a component of stockholders' equity until realized. Realized gains and losses are based on specific identification of the securities sold.

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

  Revenue Recognition

     Gas revenues are recorded on the entitlement method. Under the entitlement method, revenue is recorded based on the Company's net interest.

  Functional Currency

     Foreign exploration and production operations are considered an extension of the Company's operations. The assets, liabilities and operations of foreign locations are therefore measured using the

United States dollar as the functional currency. Foreign currency transaction adjustments, which were not material, are included in net income.

  Hedging and Related Activities

     In order to mitigate the risk of market price fluctuations, oil and gas futures, swaps and options contracts may be entered into as hedges of the Company's production. Changes in the market value of these contracts are deferred until the gain or loss is recognized on the hedged commodity. To qualify as a hedge, these transactions must be designated as a hedge and changes in their fair value must correlate with changes in the price of anticipated future production such that the Company's exposure to the effects of commodity price changes is reduced. The Company also enters into swap agreements to convert fixed price gas sales contracts to market-sensitive contracts. Gains or losses resulting from these transactions are included in revenue as the related physical production is delivered.

     These instruments are measured for effectiveness on an enterprise basis both at the inception of the contract and on an ongoing basis. If these instruments are terminated prior to maturity, resulting gains or losses continue to be deferred until the hedged item is recognized in income.

  Credit and Market Risks

     The Company manages and controls market and counterparty credit risk through established formal internal control procedures which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures and through establishment of valuation reserves related to counterparty credit risk. In the normal course of business, collateral is not required for financial instruments with credit risk.

  Income Taxes

     Income taxes are provided based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are provided to reflect the tax consequences in future years of differences between the financial statement and tax basis of assets and liabilities. Tax credits are accounted for under the flow-through method, which reduces the provision for income taxes in the year the tax credits are earned. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

  Stock-Based Compensation

     The Company uses the intrinsic value based method of accounting for stock-based compensation. Under this method, the Company records no compensation expense for stock options granted when the exercise price for options granted is equal to the fair market value of the Company's stock on the date of the grant.

  Earnings per Common Share

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 177 million, 177 million and 178 million for the years ended December 31, 1997, 1996 and 1995, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 178 million for the years ended December 31, 1997, 1996 and 1995. No adjustments were made to reported net income (loss) in the computation of EPS.

2.  MERGER

     On July 17, 1997, Burlington Resources Inc. and The Louisiana Land and Exploration Company announced that they had entered into an Agreement and Plan of Merger (the "Merger"). On October 22, 1997, the Merger was completed and LL&E became a wholly-owned subsidiary of the Company. Pursuant to the Merger, BR issued 52,795,635 shares of its Common Stock based on an exchange ratio of 1.525 for each outstanding share of LL&E stock. The Merger was accounted for as a pooling of interests and qualified as a tax-free reorganization. The transaction was valued at approximately $3 billion based on BR's closing stock price on October 22, 1997. During the fourth quarter of 1997, the Company recorded a pretax charge of $80 million ($71 million after tax) for direct costs associated with the Merger. These costs primarily consist of $44 million for severance and related exit costs and $36 million for direct transaction costs. Approximately $44 million of accrued unpaid costs remained on the consolidated balance sheet as of December 31, 1997.

     The separate results of operations of BR and LL&E are as follows. Certain reclassifications were made to the results of LL&E to conform to the presentation used by BR.

                                                               (UNAUDITED)
                                                               NINE MONTHS       YEAR ENDED
                                                                  ENDED         DECEMBER 31,
                                                              SEPTEMBER 30,   -----------------
                                                                  1997         1996      1995
                                                              -------------   -------   -------
                                                                        (IN MILLIONS)
Revenues
    BR......................................................      $  987      $ 1,293   $   873
    LL&E....................................................         441          863       822
    Conforming reclassifications............................          31           44        39
                                                                  ------      -------   -------
    Combined................................................      $1,459      $ 2,200   $ 1,734
                                                                  ======      =======   =======
Net Income (Loss)
    BR......................................................      $  249      $   255   $  (280)
    LL&E....................................................          33           80        19
                                                                  ------      -------   -------
    Combined................................................      $  282      $   335   $  (261)
                                                                  ======      =======   =======

3. HEDGING ACTIVITIES

  Gas Swaps

     The Company enters into gas swap agreements to offset the effects of long-term fixed-price contracts for natural gas. The Company also enters into gas swap agreements to fix the price of natural gas in the short-term.

     The Company is a fixed-price payor on approximately 2.9 BCF (which is less than 1 percent of the Company's 1997 gas production) at prices ranging from $2.02 to $2.21 per MMBTU for production through March 31, 1999. These transactions convert fixed-price contracts to market-sensitive contracts. The Company is a fixed-price receivor on approximately 18.5 BCF (which approximates 3 percent of the Company's 1997 gas production) at prices ranging from $1.82 to $3.36 per MMBTU for production through October 31, 1998. These transactions are a hedge of the Company's underlying production. The deferred gain on these types of transactions as of December 31, 1997 was approximately $7 million.

  Futures Contracts

     The Company sells crude oil and natural gas futures contracts on the New York Mercantile Exchange ("NYMEX") and sells natural gas futures contracts on the Kansas City Board of Trade ("KBOT"). These contracts allow the Company to sell crude oil and natural gas at a future date for a specified price. Outstanding crude oil futures contracts as of December 31, 1997 totaled 1.7 MMBbls (which approximates 5 percent of the Company's 1997 oil production) at NYMEX prices ranging from $20.50 to $22.00 per bbl for production through November 30, 1998. Outstanding natural gas futures contracts as of December 31, 1997 totaled 16.4 BCF (which approximates 3 percent of the Company's

1997 gas production) at NYMEX and KBOT prices ranging from $1.95 to $3.73 per MMBTU for production through October 31, 1998. The deferred gain on crude oil and natural gas futures contracts as of December 31, 1997 was approximately $11 million.

  Options Contracts

     The Company utilizes options and swaps which set a floor price for anticipated future crude oil and natural gas production and allow the Company to participate in market price increases which exceed specific non-participation ranges and floor prices. At December 31, 1997, the Company had approximately 57 BCF of 1998 gas production (which approximates 9 percent of the Company's 1997 gas production) hedged at an average floor price of $1.80 per MMBTU and a non-participation range in market price increases limited to $.24 per MMBTU. At December 31, 1997, the Company had approximately 38 BCF of 1999 gas production (which approximates 6 percent of the Company's 1997 gas production) hedged at an average floor price of $1.79 per MMBTU and non-participation range in market price increases limited to $.23 per MMBTU. At December 31, 1997, these transactions had a deferred loss of approximately $3 million for 1998 gas production and a deferred gain of $300 thousand for 1999 gas production. At December 31, 1997, the Company had approximately 2 MMBbls of 1998 oil production (which approximates 6 percent of 1997 oil production) hedged at an average floor price of $19.38 per barrel and a non-participation range in market price increases limited to $2.25 per barrel. The deferred gain on these transactions, as of December 31, 1997, was approximately $4 million.

4. INCOME TAXES

     The jurisdictional components of income (loss) before income taxes follow.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1997      1996      1995
                                                              ----      ----      -----
                                                                    (IN MILLIONS)

Domestic....................................................  $369      $400      $(594)
Foreign.....................................................    42        33         51
                                                              ----      ----      -----
          Total.............................................  $411      $433      $(543)
                                                              ====      ====      =====

     The provision (benefit) for income taxes follows.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1997      1996      1995
                                                              ----      ----      -----
                                                                    (IN MILLIONS)
Current
  Federal...................................................   $44       $53      $  62
  State.....................................................     2        11         12
  Foreign...................................................    10         2          3
                                                               ---       ---      -----
                                                                56        66         77
                                                               ---       ---      -----
Deferred
  Federal...................................................    30        18       (321)
  State.....................................................    11         9        (39)
  Foreign...................................................    (5)        5          1
                                                               ---       ---      -----
                                                                36        32       (359)
                                                               ---       ---      -----
          Total.............................................   $92       $98      $(282)
                                                               ===       ===      =====

     Reconciliation of the federal statutory income tax rate to the effective income tax rate follows.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1997       1996       1995
                                                              -----      -----      -----
Statutory rate..............................................   35.0%      35.0%     (35.0)%
State income taxes net of federal tax benefit...............    2.1        3.0       (3.2)
Foreign income taxes net of federal tax benefit.............    2.1         .2         .6
Tax credits.................................................  (18.5)     (15.0)     (15.4)
Merger costs................................................    4.6         --         --
Other.......................................................   (2.8)       (.7)       1.1
                                                              -----      -----      -----
          Effective rate....................................   22.5%      22.5%     (51.9)%
                                                              =====      =====      =====

     Deferred income tax liabilities (assets) follow.

                                                                DECEMBER 31,
                                                              ----------------
                                                              1997       1996
                                                              -----      -----
                                                               (IN MILLIONS)
Deferred income tax liabilities
  Excess of book over tax basis of properties...............  $ 548      $ 426
                                                              -----      -----
Deferred income tax assets
  AMT credit carryforward...................................   (255)      (213)
  Deferred foreign tax credits..............................    (66)       (61)
  Net operating loss carryforward...........................     (4)       (14)
  Foreign tax credit carryforward...........................     (2)        (4)
  Financial accruals and other..............................    (51)        (6)
                                                              -----      -----
                                                               (378)      (298)
          Less valuation allowance..........................     33         34
                                                              -----      -----
  Net deferred income tax liabilities.......................  $ 203      $ 162
                                                              =====      =====

     The above net deferred tax liabilities as of December 31, 1997 and 1996, include deferred state income tax liabilities of approximately $39 million and $28 million, respectively.

     The Alternative Minimum Tax ("AMT") credit carryforward, related primarily to nonconventional fuel tax credits, is available to offset future federal income tax liabilities. The AMT credit carryforward has no expiration. The benefit of these tax credits is recognized in net income for accounting purposes. The benefit is reflected in the current tax provision to the extent the Company is able to utilize the credits for tax return purposes.

     The foreign tax credit carryforward is available through the year 2001 to offset future federal income taxes. The federal income tax net operating loss carryforward is available through the year 2009 to offset future federal taxable income, subject to the separate return limitation provisions of the federal income tax regulations.

     A valuation allowance is provided for uncertainties surrounding the realization of certain foreign tax credit carryforwards and certain deferred foreign tax credits.

5. LONG-TERM DEBT

     Long-term Debt follows.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997        1996
                                                              ------      ------
                                                                (IN MILLIONS)
Commercial Paper............................................  $    -      $  105
Notes, 7.15%, due 1999......................................     300         300
Notes, 6 7/8%, due 1999.....................................     150         150
Notes, 9 5/8%, due 2000.....................................     150         150
Notes, 8 1/2%, due 2001.....................................     150         150
Notes, 8 1/4%, due 2002.....................................     100         100
Debentures, 9 7/8%, due 2010................................     150         150
Debentures, 7 5/8%, due 2013................................     100         100
Debentures, 9 1/8%, due 2021................................     150         150
Debentures, 7.65%, due 2023.................................     200         200
Debentures, 8.20%, due 2025.................................     150         150
Debentures, 6 7/8%, due 2026................................     150         150
Other, including discounts -- net...........................      (2)         (2)
                                                              ------      ------
          Total.............................................  $1,748      $1,853
                                                              ======      ======

     The Company has debt maturities of $450 million, $150 million, $150 and $100 million, due in 1999, 2000, 2001 and 2002, respectively.

     The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in July 2001 and a $300 million revolving credit agreement that expires in July 1998. The $300 million revolving credit agreement is renewable annually by mutual consent and was renewed in July 1997. Annual fees are .10 and .06 percent, respectively, of the commitments. At the Company's option, interest on borrowings is based on the Prime rate or Eurodollar rates. The unused commitment under these agreements is available to cover certain debt due within one year; therefore, commercial paper is classified as long-term debt. Under the covenants of these agreements, debt cannot exceed 52.5 percent of the sum of debt and tangible net worth (as defined in the agreements). Additionally, tangible net worth cannot be less than $1.3 billion. As of December 31, 1997, there were no borrowings outstanding under these credit facilities. In addition, the Company has the capacity to issue $500 million of debt securities under shelf registration statements filed with the Securities and Exchange Commission.

6.  TRANSPORTATION ARRANGEMENTS WITH EL PASO NATURAL GAS COMPANY

     In 1997, 1996 and 1995, approximately 41 percent, 43 percent and 47 percent, respectively, of the Company's gas production was transported to direct sale customers through El Paso Natural Gas Company's ("EPNG") pipeline systems. These transportation arrangements are pursuant to EPNG's approved Federal Energy Regulatory Commission tariffs applicable to all shippers. The Company expects to continue to transport a substantial portion of its future gas production through EPNG's pipeline system. See Note 9 for demand charges paid to EPNG which provide the Company with firm and interruptible transportation capacity rights on interstate and intrastate pipeline systems.

7.  CAPITAL STOCK

  Stock Options

     The Company's 1993 Stock Incentive Plan (the "1993 Plan") succeeds its 1988 Stock Option Plan which expired by its terms in May 1993 but remains in effect for options granted prior to May 1993. The

1993 Plan provides for the grant of stock options, restricted stock, stock purchase rights and stock appreciation rights or limited stock appreciation rights (together "SARs").

     Under the 1993 Plan, options may be granted to officers and key employees at fair market value on the date of grant, exercisable in whole or part by the optionee after completion of at least one year of continuous employment from the grant date and have a term of ten years. At December 31, 1997, 5,711,034 shares of options were available for grant under the 1993 Plan. Under the 1997 Employee Stock Incentive Plan (the "1997 Plan"), stock options and restricted stock ("Awards") may be granted to employees who are not eligible to participate in the 1993 Plan. The options are granted at fair market value on the grant date, become exercisable in whole after the completion of at least one year of continuous employment and have a term of ten years. The 1997 Plan limits Awards, in aggregate, to a maximum of one million annually.

     Activity in the Company's stock option plans follows.

                                                                             WEIGHTED AVERAGE
                                                                OPTIONS       EXERCISE PRICE
                                                                -------      ----------------
Balance, December 31, 1994..................................    5,503,248         $28.85
  Granted...................................................    1,128,843          29.47
  Exercised.................................................     (298,984)         26.31
  Cancelled.................................................      (49,448)         30.88
                                                               ----------
Balance, December 31, 1995..................................    6,283,659          29.07
  Granted...................................................    2,896,483          47.35
  Exercised.................................................   (2,288,458)         26.91
  Cancelled.................................................     (105,615)         34.74
                                                               ----------
Balance, December 31, 1996..................................    6,786,069          37.51
  Granted...................................................    2,253,627          40.99
  Exercised.................................................     (886,009)         27.09
  Cancelled.................................................     (210,613)         47.82
                                                               ----------
Balance, December 31, 1997..................................    7,943,074         $39.39
                                                               ==========

     The following table summarizes information related to stock options outstanding and exercisable at December 31, 1997.

                                              WEIGHTED
                                  WEIGHTED     AVERAGE                   WEIGHTED
                                  AVERAGE     REMAINING                  AVERAGE
  SHARES      RANGE OF EXERCISE   EXERCISE   CONTRACTUAL     SHARES      EXERCISE
OUTSTANDING        PRICES          PRICE        LIFE       EXERCISABLE    PRICE
-----------   -----------------   --------   -----------   -----------   --------
 3,328,674    $19.51 to $38.00     $28.95     5.9 years     2,683,181     $28.25
 4,614,400    39.93 to  52.03       46.92     9.1 years     1,234,150      46.27
 ---------                                                  ---------
 7,943,074    $19.51 to $52.03     $39.39     7.7 years     3,917,331     $33.93
 =========                                                  =========

     Exercisable stock options and weighted average exercise prices at December 31, 1996 and 1995 follow.

                                                                             WEIGHTED
                                                                             AVERAGE
                                                                SHARES       EXERCISE
                                                              EXERCISABLE     PRICE
                                                              -----------    --------
December 31, 1996...........................................   3,593,423      $30.79
                                                               =========      ======
December 31, 1995...........................................   5,021,203      $29.13
                                                               =========      ======

     The weighted average fair values of options granted during the years 1997, 1996 and 1995 were $10.45, $12.45 and $8.24, respectively. The fair values of employee stock options were calculated using a variation of the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 1997, 1996 and 1995: stock price volatility of 18.35 percent, 18.62 percent and 20.63 percent, respectively; risk free rate of return ranging from
5.91 percent to 6.53 percent; dividend yield of 1.07 percent, 1 percent and .93 percent, respectively; and an expected term of 5 years. If the fair value based method of accounting had been applied, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below. The fair value of stock options included in the pro forma amounts is not necessarily indicative of future effects on net income and EPS.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1997     1996     1995
                                                              ------   ------   -------
                                                                (IN MILLIONS, EXCEPT
                                                                 PER SHARE AMOUNTS)
Net Income (Loss) -- as reported............................   $ 319    $ 335    $ (261)
Net Income (Loss) -- pro forma..............................     308      329      (262)
Basic Earnings (Loss) per Common Share -- as reported.......    1.80     1.89     (1.47)
Basic Earnings (Loss) per Common Share -- pro forma.........    1.74     1.86     (1.47)
Diluted Earnings (Loss) per Common Share -- as reported.....    1.79     1.88     (1.47)
Diluted Earnings (Loss) per Common Share -- pro forma.......   $1.73    $1.85    $(1.47)

  Stock Appreciation Rights

     The Company has granted SARs in connection with certain outstanding options under the 1988 Stock Option Plan. SARs are subject to the same terms and conditions as the related options. A SAR entitles an option holder, in lieu of exercise of an option, to receive a cash payment equal to the difference between the option price and the fair market value of the Company's common stock based upon the plan provisions. To the extent the SAR is exercised, the related option is cancelled and to the extent the option is exercised the related SAR is cancelled. The outstanding SARs are exercisable only under certain circumstances related to significant changes in the ownership of the Company or its holdings, or certain changes in the constitution of its Board of Directors. At December 31, 1997, there were 391,267 SARs outstanding related to stock options with a weighted average exercise price of $27.09 per share.

  Preferred Stock and Preferred Stock Purchase Rights

     The Company is authorized to issue 75,000,000 shares of preferred stock, par value $.01 per share, and as of December 31, 1997 there were no shares issued. On December 15, 1988, the Company's Board of Directors designated 3,250,000 of the authorized preferred shares as Series A Preferred Stock. Upon issuance each one-hundredth of a share of Series A Preferred Stock will have dividend and voting rights approximately equal to those of one share of Common Stock of the Company. In addition, on December 15, 1988, the Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company. The Rights were amended on February 23, 1989. The Rights become exercisable if, without the Company's prior consent, a person or group acquires securities having 15 percent or more of the voting power of all of the Company's voting securities (an "Acquiring Person") or ten days following the announcement of a tender offer which would result in such ownership. Each Right, when exercisable, entitles the registered holder to purchase from the Company one-hundredth of a share of Series A Preferred Stock at a price of $95 per one-hundredth of a share, subject to adjustment. If, after the Rights become exercisable, the Company were to be involved in a merger or other business combination in which its Common Stock was exchanged or changed or 50% or more of the Company's assets or earning power were sold, each Right would permit the holder to purchase, for the exercise price, stock of the acquiring company having a value of twice the exercise price (the "Merger Right"). In addition, except for certain permitted offers, if any person or group becomes an Acquiring Person, each Right would permit the purchase, for the exercise price, of Common Stock of the Company having a value of twice the exercise price (the "Subscription Right"). Rights owned by an Acquiring Person are void as they relate to the Subscription Right or the Merger Right. The Rights may be redeemed by the Company under certain circumstances until their expiration date for $.05 per Right.

8.  RETIREMENT BENEFITS

  Pension

     The Company's pension plans are non-contributory defined benefit plans covering substantially all employees. The benefits are based on years of credited service and final average compensation. Contributions to the plans are limited to amounts that are currently deductible for tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     The following tables set forth the amounts recognized in the Consolidated Balance Sheet and Statement of Income.

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997          1996
                                                              --------      --------
                                                                  (IN MILLIONS)
Actuarial present value of benefit obligations
  Accumulated benefit obligation, including vested
     benefits of $127 and $120..............................  $    131      $    124
                                                              ========      ========

  Projected benefit obligation for service to date..........  $    178      $    161
Plan assets, primarily marketable equity and debt
  securities, at fair value.................................      (161)         (144)
                                                              --------      --------
Funded status of projected benefit obligation...............        17            17
Unrecognized net loss.......................................       (26)          (27)
Unamortized net transition obligation.......................        (2)           (2)
                                                              --------      --------
Net prepaid pension asset...................................  $    (11)     $    (12)
                                                              ========      ========

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1997      1996      1995
                                                              ----      ----      ----
                                                                   (IN MILLIONS)
Pension cost for the plans includes the following components
  Service cost -- benefits earned during the period.........  $  9      $  9      $  8
  Interest cost on projected benefit obligation.............    12        12        11
  Actual return on plan assets..............................   (28)      (19)      (23)
  Net amortization and deferred amounts.....................    18        12        16
                                                              ----      ----      ----
  Net pension cost..........................................  $ 11      $ 14      $ 12
                                                              ====      ====      ====

     The projected benefit obligation was determined using a weighted average discount rate of 7.25 percent in 1997 and 7.75 percent in 1996, and a rate of increase in future compensation levels of 5 percent. The expected long-term rate of return on plan assets was 9 percent in both 1997 and 1996.

  Postretirement

     The Company has postretirement medical and dental care plans for a closed group of retirees and their dependents and certain employees who retire by the end of 1999. The Company also maintains a

Medicare Part B reimbursement plan and life insurance coverage for a closed group of retirees of a former subsidiary.

     The postretirement benefit plans are unfunded and the Company funds claims on a cash basis. The following tables set forth the amounts recognized in the Consolidated Balance Sheet and Statement of Income.

                                                               DECEMBER 31,
                                                              --------------
                                                              1997      1996
                                                              ----      ----
                                                              (IN MILLIONS)
Accumulated postretirement benefit obligation
  Retirees..................................................  $22       $22
  Employees eligible to retire..............................    4         4
  Other employees...........................................    7         5
                                                              ---       ---
                                                               33        31
Unrecognized net loss.......................................   (3)       (2)
                                                              ---       ---
Accrued postretirement benefit cost.........................  $30       $29
                                                              ===       ===

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              1997      1996      1995
                                                              ----      ----      ----
                                                                   (IN MILLIONS)
Service cost................................................   $1        $1        $1
Interest cost...............................................    3         3         2
                                                               --        --        --
Net postretirement benefit cost.............................   $4        $4        $3
                                                               ==        ==        ==

     Assumptions utilized to measure the accumulated postretirement obligation at December 31, 1997 and 1996 were: discount rates of 7.25 percent and 7.5 percent, respectively; health care cost trend rates of: 1997 -- 5 percent declining to 4 percent in the year 2002; 1996 -- 8 percent declining to 4 percent in the year 2002 and held constant thereafter. A one percent increase in the assumed trend rates would have resulted in increases in the accumulated postretirement benefit obligation at December 31, 1997 and 1996 of approximately $3 million for both years. The aggregate of service cost and interest cost for the years ended December 31, 1997 and 1996 would have increased by $400 thousand and $500 thousand, respectively.

9.  COMMITMENTS AND CONTINGENT LIABILITIES

  Demand Charges

     The Company has entered into contracts which provide firm transportation capacity rights on interstate and intrastate pipeline systems. The remaining terms on these contracts range from 1 to 10 years and require the Company to pay transportation demand charges regardless of the amount of pipeline capacity utilized by the Company. The Company paid $49 million, $61 million and $53 million of demand charges of which $34 million, $47 million and $40 million was paid to EPNG for the years ended December 31, 1997, 1996 and 1995, respectively.

     Future transportation demand charge commitments at December 31, 1997 follow.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              (IN MILLIONS)
1998........................................................      $ 60
1999........................................................        61
2000........................................................        49
2001........................................................        43
2002........................................................        43
Thereafter..................................................       168
                                                                  ----
     Total..................................................      $424
                                                                  ====

  Lease Obligations

     The Company has operating leases for office space and other property and equipment. The Company incurred lease rental expense of $18 million, $20 million and $19 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Future minimum annual rental commitments at December 31, 1997 follow.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              (IN MILLIONS)
1998........................................................      $ 18
1999........................................................        18
2000........................................................        15
2001........................................................        14
2002........................................................        14
Thereafter..................................................        79
                                                                  ----
     Total..................................................      $158
                                                                  ====

  Legal Proceedings

     On May 25, 1995, the 270th Judicial District Court of Harris County, Texas entered an order in a lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc. (now known as Burlington Resources Oil & Gas Company), et al., which allowed the suit to be maintained as a class action on behalf of all royalty and overriding royalty interest owners in all Burlington Resources Oil & Gas Company ("BROG") properties and all working interest owners in properties operated by BROG who received payments from BROG at any time from and after December 1, 1986 based upon wellhead sales of natural gas to Burlington Resources Trading Inc. The lawsuit involves claims for unspecified actual and punitive damages based upon alleged breaches of duties owed to interest owners because of the use of corporate affiliates to gather, treat and market natural gas. The plaintiffs allege that BROG's gas producing affiliates have sold natural gas to marketing affiliates at lower inter-affiliate settlement prices which were then used as the basis for accounting to interest owners. Plaintiffs also allege that BROG's pricing includes inappropriate deductions of inflated gathering and transportation costs. BROG has consistently denied liability and perfected an interlocutory appeal of the class certification order on May 30, 1995. Oral argument on the interlocutory appeal of the class certification order was heard February 28, 1996. Following the argument, but in advance of a decision by the appellate court, the parties executed a settlement agreement dated August 6, 1996, which the trial court preliminarily approved on August 12, 1996. After notice to the class members, the court conducted a hearing on November 8, 1996, and gave final approval to the terms of the parties' settlement agreement in its Judgment signed on November 12, 1996. Four class members who appeared through counsel at the November 8, 1996 hearing to object to the settlement filed a motion for a new trial or, in the alternative, to modify, alter or amend judgment, which motion was denied by Order signed December 16, 1996. The objectors purported to perfect an appeal of the Judgment on February 7, 1997. On July 24, 1997, the Fourteenth Court of Appeals dismissed the appeal. On October 17, 1997, the objectors filed a Petition for Review with The Supreme Court of Texas. The Company and the Plaintiffs intend to defend this appeal vigorously.

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

10. DIVESTITURE PROGRAM AND REORGANIZATION

     In June 1997, the Company completed its non-strategic divestiture program which was announced in July 1996. As planned, the Company sold approximately 27,000 wells and related facilities. Before closing adjustments, gross proceeds for 1997 from the sales of oil and gas properties related to this divestiture program were approximately $450 million (approximately $418 million, net of closing adjustments). During the second quarter of 1997, the Company recorded a pretax gain of approximately $50 million related to the sales of oil and gas properties. This program allowed the Company to reorganize and resulted in a reduction of 456 employees. As of December 31, 1997, this program was complete.

     On July 31, 1996, the Company completed the sale of its crude oil refinery and terminal, including crude oil and refined product inventories, for approximately $70 million. The net book value of refinery property, plant and equipment and inventory at that date was approximately $68 million.

11. DEFERRED REVENUE

     In September 1996, the Company received cash proceeds of $108 million for a transaction in which it is obligated to deliver gas through December 31, 2002. The proceeds were recorded as deferred revenue and are being amortized into revenues as the gas is delivered. Approximately $20 million and $13 million of deferred revenue was recognized in 1997 and 1996, respectively.

12. IMPAIRMENT OF OIL AND GAS PROPERTIES

     Effective September 30, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 which requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of expected undiscounted future cash flows from the use of the asset is less than the net book value of the asset.

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

13. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997.

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

14. SUPPLEMENTAL CASH FLOW INFORMATION

     The following is additional information concerning supplemental disclosures of cash flow activities.

                                                    YEAR ENDED DECEMBER 31,
                                                    ------------------------
                                                    1997      1996      1995
                                                    ----      ----      ----
                                                         (IN MILLIONS)
Interest Paid.....................................  $149      $154      $158
Income Taxes Paid--Net............................  $ 56      $ 60      $ 62

15.  SEGMENT INFORMATION

     The Company's operations are primarily related to oil and gas exploration and production. Accordingly, such operations are classified as one business segment. Financial information by geographic area follows.

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                1997        1996        1995
                                               ------      ------      ------
                                                       (IN MILLIONS)
Revenues
     Domestic................................  $1,795      $1,989      $1,532
     Foreign.................................     205         211         202
                                               ------      ------      ------
          Total Revenues.....................  $2,000      $2,200      $1,734
                                               ======      ======      ======

Operating Income (Loss)
     Domestic................................  $  450      $  526      $ (428)
     Foreign.................................      53          54          31
                                               ------      ------      ------
          Total Operating Income (Loss)......  $  503      $  580      $ (397)
                                               ======      ======      ======

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997        1996
                                                           ------      ------
                                                             (IN MILLIONS)
Total Assets
     Domestic............................................  $5,184      $5,129
     Foreign.............................................     637         554
                                                           ------      ------
                                                           $5,821      $5,683
                                                           ======      ======

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Burlington Resources Inc.

     We have audited the accompanying consolidated balance sheet of Burlington Resources Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burlington Resources Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995.


Coopers & Lybrand L.L.P.

Houston, Texas
January 14, 1998

                           BURLINGTON RESOURCES INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

                SUPPLEMENTAL OIL AND GAS DISCLOSURES--UNAUDITED

     The supplemental data presented herein reflects information for all of the Company's oil and gas producing activities.

     Capitalized costs for oil and gas producing activities follow.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997        1996
                                                              ------      ------
                                                                (IN MILLIONS)
Proved properties...........................................  $8,590      $8,678
Unproved properties.........................................     150         185
                                                              ------      ------
                                                               8,740       8,863
Accumulated depreciation, depletion and amortization........   4,003       4,300
                                                              ------      ------
          Net capitalized costs.............................  $4,737      $4,563
                                                              ======      ======

     Costs incurred for oil and gas property acquisition, exploration and development activities follow.

                                                               YEAR ENDED DECEMBER 31, 1997
                                                               -----------------------------
                                                               DOMESTIC    FOREIGN    TOTAL
                                                               --------    -------    ------
                                                                       (IN MILLIONS)
Property acquisition
  Unproved.................................................      $ 93       $  5      $   98
  Proved...................................................        54        160         214
Exploration................................................       241         48         289
Development................................................       539         15         554
                                                                 ----       ----      ------
          Total costs incurred.............................      $927       $228      $1,155
                                                                 ====       ====      ======

                                                                YEAR ENDED DECEMBER 31, 1996
                                                                ----------------------------
                                                                DOMESTIC    FOREIGN    TOTAL
                                                                --------    -------    -----
                                                                       (IN MILLIONS)
Property acquisition
  Unproved..................................................      $ 48        $ 9      $ 57
  Proved....................................................        92          -        92
Exploration.................................................       134         29       163
Development.................................................       402         24       426
                                                                  ----        ---      ----
          Total costs incurred..............................      $676        $62      $738
                                                                  ====        ===      ====

                                                                YEAR ENDED DECEMBER 31, 1995
                                                                ----------------------------
                                                                DOMESTIC    FOREIGN    TOTAL
                                                                --------    -------    -----
                                                                       (IN MILLIONS)
Property acquisition
  Unproved..................................................      $ 49        $11      $ 60
  Proved....................................................       103          -       103
Exploration.................................................       119         20       139
Development.................................................       356         28       384
                                                                  ----        ---      ----
          Total costs incurred..............................      $627        $59      $686
                                                                  ====        ===      ====

     Results of operations for oil and gas producing activities follow.

                                                              YEAR ENDED DECEMBER 31, 1997
                                                              ----------------------------
                                                              DOMESTIC   FOREIGN    TOTAL
                                                              --------   -------    ------
                                                                     (IN MILLIONS)
Net revenues................................................   $1,747    $  205     $1,952
                                                               ------    ------     ------
Production costs............................................      363        42        405
Exploration and leasehold impairment costs..................      234        25        259
Operating expenses..........................................      220        10        230
Depreciation, depletion and amortization....................      422        75        497
                                                               ------    ------     ------
                                                                1,239       152      1,391
                                                               ------    ------     ------
Operating income............................................      508        53        561
Income tax provision........................................      103        27        130
                                                               ------    ------     ------
Results of operations for oil and gas producing
  activities................................................   $  405    $   26     $  431
                                                               ======    ======     ======

                                                              YEAR ENDED DECEMBER 31, 1996
                                                              ----------------------------
                                                              DOMESTIC   FOREIGN    TOTAL
                                                              --------   -------    ------
                                                                     (IN MILLIONS)
Net revenues................................................   $1,682    $  211     $1,893
                                                               ------    ------     ------
Production costs............................................      372        51        423
Exploration and leasehold impairment costs..................      145        14        159
Operating expenses..........................................      224        11        235
Depreciation, depletion and amortization....................      408        81        489
                                                               ------    ------     ------
                                                                1,149       157      1,306
                                                               ------    ------     ------
Operating income............................................      533        54        587
Income tax provision........................................      131        20        151
                                                               ------    ------     ------
Results of operations for oil and gas producing
  activities................................................   $  402    $   34     $  436
                                                               ======    ======     ======

                                                              YEAR ENDED DECEMBER 31, 1995
                                                              ----------------------------
                                                              DOMESTIC   FOREIGN    TOTAL
                                                              --------   -------    ------
                                                                     (IN MILLIONS)
Net revenues................................................   $1,129    $  201     $1,330
                                                               ------    ------     ------
Production costs............................................      351        53        404
Exploration and leasehold impairment costs..................       89        22        111
Operating expenses..........................................      224        14        238
Depreciation, depletion and amortization....................      415        81        496
Impairment of oil and gas properties........................      490         -        490
                                                               ------    ------     ------
                                                                1,569       170      1,739
                                                               ------    ------     ------
Operating income (loss).....................................     (440)       31       (409)
Income tax provision (benefit)..............................     (253)       14       (239)
                                                               ------    ------     ------
Results of operations for oil and gas producing
  activities................................................   $ (187)   $   17     $ (170)
                                                               ======    ======     ======

     The following table reflects estimated quantities of proved oil and gas reserves. These reserves have been reduced for royalty interests owned by others. These reserves have been estimated by the Company's petroleum engineers. The Company considers such estimates to be reasonable, however, due to inherent uncertainties, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.

                                                        OIL (MMBBLS)                  GAS (BCF)
                                                 --------------------------   --------------------------
                                                 DOMESTIC   FOREIGN   TOTAL   DOMESTIC   FOREIGN   TOTAL
                                                 --------   -------   -----   --------   -------   -----
PROVED DEVELOPED AND UNDEVELOPED RESERVES
  December 31, 1994............................   236.6      44.6     281.2    6,175       310     6,485
     Revision of previous estimates............     4.9      (3.8)      1.1       18         8        26
     Extensions, discoveries and other
       additions...............................    36.2       5.3      41.5      582        15       597
     Production................................   (24.8)     (8.4)    (33.2)    (520)      (26)     (546)
     Purchases of reserves in place............     9.5         -       9.5      147         -       147
     Sales of reserves in place................    (4.8)     (1.6)     (6.4)    (205)      (18)     (223)
                                                  -----      ----     -----    -----       ---     -----
  December 31, 1995............................   257.6      36.1     293.7    6,197       289     6,486
     Revision of previous estimates............     6.6       (.4)      6.2       (8)       28        20
     Extensions, discoveries and other
       additions...............................    33.1       2.3      35.4      474        34       508
     Production................................   (26.1)     (7.2)    (33.3)    (559)      (28)     (587)
     Purchases of reserves in place............     8.0         -       8.0       78         -        78
     Sales of reserves in place................    (4.2)        -      (4.2)    (274)        -      (274)
                                                  -----      ----     -----    -----       ---     -----
  December 31, 1996............................   275.0      30.8     305.8    5,908       323     6,231
     Revisions of previous estimates...........   (15.6)     (2.6)    (18.2)      68        (4)       64
     Extensions, discoveries and other
       additions...............................    44.9        .3      45.2      913         1       914
     Production................................   (24.6)     (7.2)    (31.8)    (583)      (26)     (609)
     Purchases of reserves in place............     1.4         -       1.4      116       240       356
     Sales of reserves in place................   (48.7)        -     (48.7)    (538)        -      (538)
                                                  -----      ----     -----    -----       ---     -----
  December 31, 1997............................   232.4      21.3     253.7    5,884       534     6,418
                                                  =====      ====     =====    =====       ===     =====
PROVED DEVELOPED RESERVES
  January 1, 1995..............................   210.0      37.3     247.3    5,078       272     5,350
  December 31, 1995............................   224.8      30.3     255.1    5,064       271     5,335
  December 31, 1996............................   242.0      25.4     267.4    4,870       265     5,135
  December 31, 1997............................   203.9      15.6     219.5    4,641       233     4,874

     A summary of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves is shown below. Future net cash flows are computed using year end sales prices, costs and statutory tax rates (adjusted for tax credits and other items) that relate to the Company's existing proved oil and gas reserves.

                                                                    DECEMBER 31, 1997
                                                              ------------------------------
                                                              DOMESTIC    FOREIGN     TOTAL
                                                              --------    -------     -----
                                                                      (IN MILLIONS)
Future cash inflows.........................................   $15,934    $ 1,800    $17,734
  Less related future
     Production costs.......................................     4,076        702      4,778
     Development costs......................................       736        214        950
     Income taxes...........................................     2,767        200      2,967
                                                               -------    -------    -------
          Future net cash flows.............................     8,355        684      9,039
  10% annual discount for estimated timing of cash flows....     3,960        234      4,194
                                                               -------    -------    -------
     Standardized measure of discounted future net cash
       flows................................................   $ 4,395    $   450    $ 4,845
                                                               =======    =======    =======

                                                                    DECEMBER 31, 1996
                                                              ------------------------------
                                                              DOMESTIC    FOREIGN     TOTAL
                                                              --------    -------     -----
                                                                      (IN MILLIONS)
Future cash inflows.........................................   $25,089    $ 1,261    $26,350
  Less related future
     Production costs.......................................     5,514        216      5,730
     Development costs......................................       702         74        776
     Income taxes...........................................     5,295        319      5,614
                                                               -------    -------    -------
          Future net cash flows.............................    13,578        652     14,230
  10% annual discount for estimated timing of cash flows....     6,513        212      6,725
                                                               -------    -------    -------
     Standardized measure of discounted future net cash
       flows................................................   $ 7,065    $   440    $ 7,505
                                                               =======    =======    =======

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves follows.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                      (IN MILLIONS)
January 1...................................................  $ 7,505    $ 4,393    $ 3,967
                                                              -------    -------    -------
Revisions of previous estimates
  Changes in prices and costs...............................   (4,167)     4,981        284
  Changes in quantities.....................................      (23)       119         16
  Changes in rate of production.............................     (436)       (77)       189
Additions to proved reserves resulting from extensions,
  discoveries and improved recovery, less related costs.....      655        782        461
Purchases of reserves in place..............................      246        148        120
Sales of reserves in place..................................     (667)      (177)      (162)
Accretion of discount.......................................    1,048        529        471
Sales of oil and gas, net of production costs...............   (1,547)    (1,470)      (926)
Net change in income taxes..................................    1,697     (1,652)      (128)
Other.......................................................      534        (71)       101
                                                              -------    -------    -------
Net change..................................................   (2,660)     3,112        426
                                                              -------    -------    -------
December 31.................................................  $ 4,845    $ 7,505    $ 4,393
                                                              =======    =======    =======

                           BURLINGTON RESOURCES INC.

                      QUARTERLY FINANCIAL DATA--UNAUDITED

                                           1997(C)                                 1996(C)
                             ------------------------------------    ------------------------------------
                              4TH       3RD       2ND       1ST       4TH       3RD       2ND       1ST
                             ------    ------    ------    ------    ------    ------    ------    ------
                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues...................  $  541    $  464    $  427    $  568    $  589    $  526    $  552    $  533

Operating Income(a)........      87       116        93       207       222       116       133       109

Net Income(a)(b)...........      37        65        86       131       139        73        65        58

Basic Earnings per Common
  Share....................     .20       .37       .49       .74       .78       .41       .37       .33

Diluted Earnings per Common
  Share....................     .20       .37       .49       .73       .78       .41       .36       .33

Dividends Declared per
  Common Share.............     .14       .10       .11       .11       .11       .11       .11       .11

Common Stock Price Range
  High.....................  53 5/8    53 3/16   48 5/8    54 1/2    53 1/2    47 1/8    43 1/4    40 1/4
  Low......................  $42 1/2   $43 5/8   $39 3/4   $42 5/8   $44 1/8   $41 5/8   $35 1/8   $35 5/8

---------------

(a) During the fourth quarter of 1997, as a result of the Merger, the Company recorded a pretax charge of $80 million($71 million after tax). During the third quarter of 1996, as a result of the divestiture program and reorganization, the Company recorded a pretax charge of approximately $30 million($19 million after tax).

(b) During the second quarter of 1997, as a result of the divestiture program, the Company recorded a pretax gain of $50 million($31 million after tax).

(c) Amounts in periods prior to the Merger have been restated to combine BR and LL&E.

                                   ITEM NINE

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                                    PART III

                              ITEMS TEN AND ELEVEN

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE COMPENSATION

     A definitive proxy statement for the 1998 Annual Meeting of Stockholders of Burlington Resources Inc. will be filed no later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference. Executive Officers of the Company are listed on page 12 of this Form 10-K.

                                  ITEM TWELVE

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                 ITEM THIRTEEN

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

                                 ITEM FOURTEEN

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                PAGE
                                                                ----
FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION
  Consolidated Statement of Income..........................     21
  Consolidated Balance Sheet................................     22
  Consolidated Statement of Cash Flows......................     23
  Consolidated Statement of Stockholders' Equity............     24
  Notes to Consolidated Financial Statements................     25
  Report of Independent Accountants.........................     38
  Supplemental Oil and Gas Disclosures -- Unaudited.........     39
  Quarterly Financial Data -- Unaudited.....................     43

AMENDED EXHIBIT INDEX.......................................      *

REPORTS ON FORM 8-K

     The Company filed a Form 8-K dated November 6, 1997, which included as an exhibit a Press Release dated October 22, 1997, announcing that an Agreement and Plan of Merger with The Louisiana Land and Exploration Company was consummated following the favorable votes of each company's stockholders.

---------------

* Included in Form 10-K filed with the Securities and Exchange Commission.

                       SIGNATURES REQUIRED FOR FORM 10-K

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Burlington Resources Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BURLINGTON RESOURCES INC.

                                          By          BOBBY S. SHACKOULS
                                            ------------------------------------
                                                     Bobby S. Shackouls
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Resources Inc. and in the capacities and on the dates indicated.

                 By BOBBY S. SHACKOULS                    Chairman of the Board,        January 14, 1998
 -----------------------------------------------------    President and Chief
                   Bobby S. Shackouls                     Executive Officer

                     JOHN E. HAGALE                       Executive Vice President and  January 14, 1998
--------------------------------------------------------  Chief Financial Officer
                     John E. Hagale

                     PHILIP W. COOK                       Vice President,               January 14, 1998
--------------------------------------------------------  Controller and Chief
                     Philip W. Cook                       Accounting Officer

                  H. LEIGHTON STEWARD                     Vice Chairman of the Board    January 14, 1998
--------------------------------------------------------
                  H. Leighton Steward

                     JOHN V. BYRNE                        Director                      January 14, 1998
--------------------------------------------------------
                     John V. Byrne

                   S. PARKER GILBERT                      Director                      January 14, 1998
--------------------------------------------------------
                   S. Parker Gilbert

                     LAIRD I. GRANT                       Director                      January 14, 1998
--------------------------------------------------------
                     Laird I. Grant

                   JOHN T. LAMACCHIA                      Director                      January 14, 1998
--------------------------------------------------------
                   John T. LaMacchia

                   JAMES F. MCDONALD                      Director                      January 14, 1998
--------------------------------------------------------
                   James F. McDonald

                    KENNETH W. ORCE                       Director                      January 14, 1998
--------------------------------------------------------
                    Kenneth W. Orce

                   DONALD M. ROBERTS                      Director                      January 14, 1998
--------------------------------------------------------
                   Donald M. Roberts

                    JOHN F. SCHWARZ                       Director                      January 14, 1998
--------------------------------------------------------
                    John F. Schwarz

                   WALTER SCOTT, JR.                      Director                      January 14, 1998
--------------------------------------------------------
                   Walter Scott, Jr.

                    WILLIAM E. WALL                       Director                      January 14, 1998
--------------------------------------------------------
                    William E. Wall

                              REPORT OF MANAGEMENT

     The management of Burlington Resources is responsible for the preparation and integrity of all information contained in this Annual Report. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements include amounts that are management's best estimates and judgments.

     BR maintains a system of internal control and a program of internal auditing that provides management with reasonable assurance that BR's assets are protected and that published financial statements are reliable and free of material misstatement. Management is responsible for the effectiveness of internal controls. This is accomplished through established codes of conduct, accounting and other control systems, policies and procedures, employee selection and training, appropriate delegation of authority and segregation of responsibilities.

     The Audit Committee of the Board of Directors, composed solely of directors who are not officers or employees, meets regularly with the independent certified public accountants, financial management, counsel and corporate audit. To ensure complete independence, the certified public accountants and corporate audit have full and free access to the Audit Committee to discuss the results of their audits, the adequacy of internal controls and the quality of financial reporting.

     Our independent certified public accountants provide an objective independent review by their audit of the Company's financial statements. Their audit is conducted in accordance with generally accepted auditing standards and includes a review of internal accounting controls to the extent deemed necessary for the purposes of their audit.


      John E. Hagale                               Philip W. Cook
Executive Vice President and              Vice President, Controller and
  Chief Financial Officer                     Chief Accounting Officer


                             CORPORATE INFORMATION

PRINCIPAL CORPORATE OFFICE             STOCK EXCHANGE LISTING                 Additional copies of this Annual
Burlington Resources Inc.              New York Stock Exchange                Report are available, without charge,
5051 Westheimer, Suite 1400            Symbol: BR                             by writing or calling:
Houston, Texas 77056
(713) 624-9500

ANNUAL MEETING                         STOCK TRANSFER AGENT AND               Corporate Secretary
The Annual Meeting of Stockholders     REGISTRAR                              Burlington Resources Inc.
will be in Houston, Texas, on March    Bank Boston, N.A.                      P.O. Box 4239
26, 1998. Formal notice of the         c/o Boston EquiServe, L.P.             Houston, Texas 77210
meeting will be mailed in advance.     Investor Relations Department          (713) 624-9500
                                       P.O. Box 8040/MS 45-02-64
                                       Boston, Massachusetts 02266
                                       1 (800) 736-3001
                                       http: //www.equiserve.com

                           BURLINGTON RESOURCES INC.

                             AMENDED EXHIBIT INDEX

     The following exhibits are filed as part of this report.

EXHIBIT                                                                   PAGE
NUMBER                             DESCRIPTION                           NUMBER
-------                            -----------                           ------
  3.1      Certificate of Incorporation of Burlington Resources Inc. as
           amended (Exhibit 3.1 to Form 8, filed March 1990)...........    *
  3.2      By-Laws of Burlington Resources Inc. amended and restated as of October 22, 1997.........................................
  4.1      Form of Rights Agreement dated as of December 16, 1988,
           between Burlington Resources Inc. and The First National
           Bank of Boston which includes, as Exhibit A thereto, the
           form of Certificate of Designation specifying terms of the
           Series A Preferred Stock and, as Exhibit B thereto, the form of Rights Certificate (Exhibit 1 to Form 8-A, filed December
           1988).......................................................    *
           Amendment No. 1 to Form of Rights Agreement (Exhibit 2 to
           Form 8-K, filed March 1989).................................    *
           Amendment No. 2 to Form of Rights Agreement (Exhibit 5 to
           Form 8-A/A, filed October 1996).............................    *
  4.2      Indenture, dated as of June 15, 1990, between the registrant and Citibank, N.A., including Form of Debt Securities
           (Exhibit 4.2 to Form 8, filed February 1992)................    *
  4.3      Indenture, dated as of October 1, 1991, between the
           registrant and Citibank, N.A., including Form of Debt
           Securities (Exhibit 4.3 to Form 8, filed February 1992).....    *
  4.4      Indenture, dated as of April 1, 1992, between the registrant and Citibank, N.A., including Form of Debt Securities
           (Exhibit 4.4 to Form 8, filed March 1993)...................    *
  4.5      Indenture dated as of June 15, 1992 among the Registrant and
           Texas Commerce Bank National Association (as Trustee)
           (Exhibit 4.1 LL&E's Form S-3, as amended, filed November
           1993).......................................................    *
 10.1      The 1988 Burlington Resources Inc. Stock Option Incentive
           Plan as amended (Exhibit 10.4 to Form 8, filed March
           1993).......................................................    *
+10.2      Burlington Resources Inc. Incentive Compensation Plan as
           amended and restated (Exhibit 10.2 to Form 10-K, filed
           February 1997)..............................................    *
+10.3      Burlington Resources Inc. Senior Executive Survivor Benefit
           Plan dated as of January 1, 1989 (Exhibit 10.11 to Form 8,
           filed February 1989)........................................    *
+10.4      Burlington Resources Inc. Deferred Compensation Plan as
           amended and restated (Exhibit 10.4 to Form 10-K, filed
           February 1997)..............................................    *
+10.5      Burlington Resources Inc. Supplemental Benefits Plan as
           amended and restated (Exhibit 10.5 to Form 10-K, filed
           February 1997)..............................................    *
+10.6      Employment Contract between Burlington Resources Inc. and
           Bobby S. Shackouls (Exhibit 10.7 to Form 10-K, filed
           February 1996)..............................................    *
           Amendment to Employment Contract between Burlington
           Resources Inc. and Bobby S. Shackouls, dated July 9, 1997...
+10.7      Employment Contract between Burlington Resources Inc. and H.
           Leighton Steward, dated October 22, 1997....................
+10.8      Burlington Resources Inc. Compensation Plan for Non-Employee
           Directors as amended and restated (Exhibit 10.8 to Form
           10-K, filed February 1997)..................................    *

EXHIBIT                                                                   PAGE
NUMBER                             DESCRIPTION                           NUMBER
-------                            -----------                           ------
+10.9      Burlington Resources Inc. Key Executive Severance Protection
           Plan as amended June 8, 1989 (Exhibit 10.20 to Form 8, filed
           February 1992)..............................................    *
+10.10     Burlington Resources Inc. Retirement Savings Plan as amended
           (Exhibits to Form S-8, No. 2-97533, filed December 1989)....    *
           Amendment No. 1 to Burlington Resources Inc. Retirement
           Savings Plan
           (Exhibit 10.15 to Form 8, filed March 1993).................    *
           Amendment No. 2 to Burlington Resources Inc. Retirement
           Savings Plan
           (Exhibit 10.21 to Form 8, filed February 1992)..............    *
           Amendment No. 3 to Burlington Resources Inc. Retirement
           Savings Plan
           (Exhibit 10.15 to Form 8, filed March 1993).................    *
           Amendment No. 4 to Burlington Resources Inc. Retirement
           Savings Plan
           (Exhibit 10.10 to Form 10-K, filed February 1996)...........    *
           Amendment No. 5 to Burlington Resources Inc. Retirement
           Savings Plan................................................
+10.11     Burlington Resources Inc. Retirement Income Plan for
           Directors (Exhibit 10.21 to Form 8, filed February 1991)....    *
+10.12     Burlington Resources Inc. Phantom Stock Plan for
           Non-Employee Directors, effective March 21, 1996 (Exhibit
           10.12 to Form 10-K, filed February 1996)....................    *
+10.13     Burlington Resources Inc. 1991 Director Charitable Award
           Plan, dated as of January 16, 1991 (Exhibit 10.22 to Form 8,
           filed February 1991)........................................    *
 10.14     Master Separation Agreement and documents related thereto
           dated January 15, 1992 by and among Burlington Resources
           Inc., El Paso Natural Gas Company and Meridian Oil Holding
           Inc., including exhibits (Exhibit 10.24 to Form 8, filed
           February 1992)..............................................    *
+10.15     Burlington Resources Inc. 1992 Stock Option Plan for
           Non-employee Directors (Exhibit 28.1 of Form S-8, No.
           33-46518, filed March 1992).................................    *
+10.16     Burlington Resources Inc. Key Executive Retention Plan and
           Amendments No. 1 and 2 (Exhibit 10.20 to Form 8, filed March
           1993).......................................................    *
           Amendments No. 3 and 4 to the Burlington Resources Inc. Key
           Executive Retention Plan (Exhibit 10.17 to Form 10-K, filed
           February 1994)..............................................    *
+10.17     Burlington Resources Inc. 1992 Performance Share Unit Plan
           as amended and restated (Exhibit 10.17 to Form 10-K, filed
           February 1997)..............................................    *
+10.18     Burlington Resources Inc. 1993 Stock Incentive Plan (Exhibit
           10.22 to Form 10-K, filed February 1994)....................    *
+10.19     Petrotech Long Term Incentive Plan (Exhibit 10.22 to Form
           10-K, filed February 1995)..................................    *
+10.20     Burlington Resources Inc. 1994 Restricted Stock Exchange
           Plan (Exhibit 10.23 to Form 10-K, filed February 1995)......    *
+10.21     Burlington Resources Inc. 1997 Performance Share Unit Plan,
           (Exhibit 10.21 to Form 10-K, filed February 1997)...........    *
 10.22     $300 million Short-term Revolving Credit Agreement, dated as of July 20, 1994, between Burlington Resources Inc. and
           Citibank, N.A., as agent (Exhibit 10.22 to Form 10-K, filed
           February 1996)..............................................    *
           First Amendment to Short-term Revolving Credit Agreement,
           dated as of July 14, 1995 (Exhibit 10.22 to Form 10-K, filed
           February 1997)..............................................    *

EXHIBIT                                                                   PAGE
NUMBER                             DESCRIPTION                           NUMBER
-------                            -----------                           ------
           Second Amendment to Short-term Revolving Credit Agreement, dated as of July 12, 1996 (Exhibit 10.22 to Form 10-K, filed
           February 1997)..............................................    *
 10.23     Second Amended and Restated $600 million Long-term Revolving
           Credit Agreement, dated as of July 12, 1996, between
           Burlington Resources Inc. and Citibank, N.A. as agent
           (Exhibit 10.23 to Form 10-K, filed February 1997)...........    *
+10.24     Form of Termination Agreement with Certain Senior Management
           Personnel as amended (Exhibit 10(a)(i) to LL&E's Form 10-K,
           filed March 1996)...........................................    *
+10.25     Pension Agreement, dated as of December 27, 1994 (Exhibit
           10(e) to LL&E's Form 10-K filed March 1995).................    *
+10.26     Form of The Louisiana Land and Exploration Company Deferred
           Compensation Arrangement for Selected Key Employees (Exhibit
           10(g) to LL&E's Form 10-K filed March 1991).................    *
+10.27     The LL&E Supplemental Excess Plan (Exhibit 10(j) to LL&E's
           Form 10-K filed March 1993).................................    *
 21.1      Subsidiaries of the Registrant..............................
 23.1      Consent of Independent Accountants..........................
 27.1      Financial Data Schedule.....................................    **

---------------

 *Exhibit incorporated by reference as indicated.

**Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR System.

 +Exhibit constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.