Form 10-Q
period 1998-03-31
BURLINGTON RESOURCES INC
filed 1998-04-21
CIK 833320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


                Yes      X                               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                                Outstanding

Common Stock, par value $.01 per share,
           as of March 31, 1998                       177,096,233

                               PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                FIRST QUARTER
                                             -------------------
                                              1998         1997
                                             ------       ------
                                     (In Millions, Except per Share Amounts)


Revenues ..................................  $ 432        $ 568

Costs and Expenses ........................    333          361
                                              ----         ----

Operating Income ..........................     99          207
Interest Expense ..........................     36           36
Other Income - Net ........................      3            -
                                              ----         ----

Income Before Income Taxes ................     66          171
Income Tax Expense ........................     18           40
                                             -----        -----

Net Income ................................  $  48        $ 131
                                             =====        =====

Basic Earnings per Common Share ...........  $ .27        $ .74
                                             =====        =====

Diluted Earnings per Common Share .........  $ .27        $ .73
                                             =====        =====


    See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                         March 31,  December 31,
                                                                           1998        1997
                                                                        -------    ------------
                                                                   (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents ............................................ $   74     $  152
  Short-term Investments ...............................................     78         83
  Accounts Receivable ..................................................    335        376
  Inventories ..........................................................     41         39
  Other Current Assets .................................................     31         28
                                                                         ------     ------
                                                                            559        678
                                                                         ------     ------

Oil & Gas Properties (Successful Efforts Method) .......................  8,809      8,666
Other Properties .......................................................    694        689
                                                                         ------     ------
                                                                          9,503      9,355
  Accumulated Depreciation, Depletion and Amortization .................  4,411      4,315
                                                                         ------     ------
     Properties - Net ..................................................  5,092      5,040
                                                                         ------     ------

Other Assets ...........................................................    112        103
                                                                         ------     ------
       Total Assets .................................................... $5,763     $5,821
                                                                         ======     ======

LIABILITIES
Current Liabilities
  Accounts Payable ..................................................... $  266     $  395
  Taxes Payable ........................................................     82         71
  Accrued Interest .....................................................     47         28
  Dividends Payable ....................................................     24         24
  Deferred Revenue .....................................................     18         19
  Other Current Liabilities ............................................      1          1
                                                                         ------     ------
                                                                            438        538
                                                                         ------     ------
Long-term Debt .........................................................  1,748      1,748
                                                                         ------     ------
Deferred Income Taxes ..................................................    209        203
                                                                         ------     ------
Deferred Revenue .......................................................     52         56
                                                                         ------     ------
Other Liabilities and Deferred Credits .................................    267        260
                                                                         ------     ------
Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share
  (Authorized 75,000,000 Shares;  No Shares Issued) ....................     --         --
Common Stock, Par Value $.01 Per Share
  (Authorized 325,000,000 Shares;  Issued 202,795,635 Shares) ..........      2          2
Paid-in Capital ........................................................  3,000      3,001
Retained Earnings ......................................................  1,074      1,051
                                                                         ------     ------
                                                                          4,076      4,054
Cost of Treasury Stock
  (25,699,402 and 26,087,134 Shares for 1998 and 1997, respectively) ...  1,027      1,038
                                                                         ------     ------
Stockholders' Equity ...................................................  3,049      3,016
                                                                         ------     ------
      Total Liabilities and Stockholders' Equity ....................... $5,763     $5,821
                                                                         ======     ======

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FIRST QUARTER
                                                                                -------------------
                                                                                 1998        1997
                                                                                ------      ------
                                                                                    (In Millions)

Cash Flows From Operating Activities
  Net Income .................................................................. $   48      $  131
  Adjustments to Reconcile Net Income to Net Cash
       Provided By Operating Activities
    Depreciation, Depletion and Amortization ..................................    131         137
    Deferred Income Taxes .....................................................      8           9
    Exploration Costs .........................................................     54          61
  Working Capital Changes
    Accounts Receivable .......................................................     41         190
    Inventories ...............................................................     (2)         (7)
    Other Current Assets ......................................................     (3)         (8)
    Accounts Payable ..........................................................   (129)        (88)
    Taxes Payable .............................................................     11          17
    Accrued Interest ..........................................................     19          19
    Other Current Liabilities .................................................     (1)        (27)
  Other .......................................................................     59         (19)
                                                                                -------     -------
          Net Cash Provided By Operating Activities ...........................    236         415
                                                                                -------     -------

Cash Flows From Investing Activities
  Additions to Properties .....................................................   (245)       (203)
  Short-term Investments ......................................................      5           -
  Proceeds from Sales and Other ...............................................    (45)         61
                                                                                -------     -------
          Net Cash Used In Investing Activities ...............................   (285)       (142)
                                                                                -------     -------

Cash Flows From Financing Activities
  Reduction in Long-term Debt .................................................      -         (78)
  Dividends Paid ..............................................................    (24)        (19)
  Common Stock Purchases ......................................................      -         (25)
  Other. ......................................................................     (5)          7
                                                                                -------     -------
          Net Cash Used In Financing Activities ...............................    (29)       (115)
                                                                                -------     -------

Increase (Decrease) in Cash and Cash Equivalents ..............................    (78)        158
Cash and Cash Equivalents
  Beginning of Year ...........................................................    152          77
                                                                                -------     -------
  End of Period ............................................................... $   74      $  235
                                                                                =======     =======

          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The 1997 Annual Report on Form 10-K of Burlington Resources Inc. (the "Company") includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q ("Quarterly Report"). The financial statements for the periods presented herein are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The consolidated financial statements include certain reclassifications that were made to conform to current presentation. Amounts related to the first quarter of 1997 have been restated to include the combined business activities for the Company and The Louisiana Land and Exploration Company ("LL&E").

         Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 177 million for the first quarter of 1998 and 1997. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 178 million for the first quarter of 1998 and 1997. No adjustments were made to reported net income in the computation of EPS.


2.       COMMITMENTS AND CONTINGENT LIABILITIES

         The Company and its subsidiaries are involved in several proceedings challenging the Company's payment of royalties for its crude oil and natural gas production.

         The Company has entered into settlement agreements in two private class action lawsuits with respect to the payment of royalties for natural gas and crude oil. On May 25, 1995, the 270th Judicial District Court of Harris County, Texas entered an order in a lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc., et al., which allowed the suit to be maintained as a class action on behalf of all royalty and overriding royalty interest owners in all of the properties of Burlington Resources Oil & Gas Company, a subsidiary of the Company which was formerly known as Meridian Oil Inc. ("BROG"), and all working interest owners in properties operated by BROG who received payments from BROG at any time from and after December 1, 1986 based upon wellhead sales of natural gas to its affiliate Burlington Resources Trading Inc. ("BRTI"). The lawsuit involves claims for unspecified actual and punitive damages based upon alleged breaches of duties owed to interest owners because of the use of corporate affiliates to gather, treat and market natural gas. The plaintiffs allege that BROG's gas producing affiliates have sold natural gas to marketing affiliates at below market prices which were then used as the basis for accounting to interest owners. Plaintiffs also allege that BROG's pricing includes inappropriate deductions of gathering and transportation costs. BROG has consistently denied liability. On August 6, 1996, the parties executed a settlement agreement and the trial court entered a Judgment giving final approval to the terms of the settlement agreement on November 12, 1996. Four class members who objected to the settlement filed a motion for a new trial or, in the alternative, to modify, alter or amend judgment. On December 16, 1996, the trial court entered an order denying the motion. The objectors purported to perfect an appeal of the Judgment and on July 24, 1997, the Fourteenth Court of Appeals of the State of Texas dismissed the appeal. On October 17, 1997, the objectors filed a Petition for Review with The Supreme Court of Texas ("Court"). The Court has not acted to either grant or deny the Petition for Review but has requested that the parties file legal briefs on the issue of the objectors standing to appeal the Judgment. The Company and the plaintiffs intend to defend this appeal vigorously.

         On November 20, 1997, the Company and several other defendants entered into a settlement agreement in a lawsuit styled as The McMahon Foundation, et al. v. Amerada Hess Corporation, et al. This lawsuit is a proposed class action consisting of both working interest owners and royalty owners against numerous defendants, all of which are oil companies and/or purchasers of oil from oil companies, including BROG and LL&E, a subsidiary of the Company. The plaintiffs allege that the defendants conspired to fix, depress, stabilize and maintain at artificially low levels the prices paid for oil by, among other things, setting their posted prices at arbitrary levels below competitive market prices, and that the defendants paid royalties based on the purchase by the oil companies' marketing affiliates at posted prices rather than the gross proceeds ultimately received by such marketing affiliates. Under the settlement agreement, the Company's share of the settlement payment would be approximately $4.9 million. Cases involving similar allegations have been filed in federal courts in other states. On January 14, 1998, the United States Judicial Panel on Multidistrict Litigation issued an order consolidating these cases and transferring the McMahon case to the United States District Court for the Southern District of Texas in Corpus Christi, where a consolidated resolution of the issues will be sought.

         The Company is also involved in several governmental proceedings relating to the payment of royalties. Various administrative proceedings are pending before the Minerals Management Service ("MMS") of the United States Department of the Interior with respect to the proper valuation of oil and gas produced on federal and Indian lands for purposes of paying royalties on production sold by BROG to its marketing affiliate, BRTI, or gathered by its affiliate Burlington Resources Gathering Inc. ("BRGI"). In general, these proceedings stem from regular MMS audits of the Company's royalty payments over various periods of time and involve the interpretation of the relevant federal regulations. Most of these administrative proceedings currently have been suspended pending negotiations between the Company and the MMS to resolve their disputes regarding the appropriate valuation methodology.

         In late February 1998, the Company and numerous other oil and gas companies received a complaint filed in a lawsuit in the United States District Court for the Eastern District of Texas in Lufkin styled as United States of America ex rel J. Benjamin Johnson, Jr., et al v. Shell Oil Company, et al. alleging violations of the civil False Claims Act. The United States has intervened in this lawsuit as to some of the defendants, including the Company, and has filed a separate complaint. This suit alleges that the Company underpaid royalties for crude oil produced on federal and Indian lands through the use of below-market posted prices in the sale of oil from BROG to BRTI. The suit alleges that royalties paid by BROG based on these posted prices were lower than the royalties allegedly required to be paid under federal regulations, and that the forms filed by BROG with the MMS reporting the royalties paid were false, thereby violating the civil False Claims Act. In addition, the Company has been advised that it is a target of an investigation and has responded to various grand jury subpoenas duces tecum in connection with an investigation by the United States Attorney for the District of Wyoming into the alleged underpayment of oil and gas royalties. The Company is cooperating with the investigation.

         Based  on  the   Company's   present   understanding   of  the  various
governmental proceedings, the Company believes that it has substantial defenses to these claims and the Company intends to vigorously assert such defenses.

         The Company and its subsidiaries are named defendants in numerous lawsuits and named parties in numerous governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits and other proceedings cannot be predicted with certainty, management expects these matters, including the above-described litigation, will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

         The  total  long-term  debt  to  capital  (total   long-term  debt  and
stockholders' equity) ratio at March 31, 1998 and December 31, 1997 was 36 percent and 37 percent, respectively.

         During the first quarter of 1998, the Company renegotiated its bank lines of credit, increasing the commitments thereunder to $1 billion from $900 million. The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in February 2003 and a $400 million revolving credit agreement that expires in February 1999. The $400 million revolving credit agreement is renewable annually by mutual consent. As of March 31, 1998, there were no borrowings outstanding under the credit facilities. The Company also has the capacity to issue $500 million of debt securities under a shelf registration statement filed with the Securities and Exchange Commission.

         Net cash provided by operating activities for the first three months of 1998 was $236 million compared to $415 million in 1997. The decrease was primarily due to significantly lower operating income and working capital and other changes.

         As of March 31, 1998, the Company had $78 million invested in highly-liquid debt securities with maturities of more than three months. These short-term investments when combined with cash and cash equivalents equaled $152 million as of March 31, 1998.

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

Capital Expenditures

         Capital expenditures for the first three months of 1998 totaled $245 million compared to $203 million in 1997. Capital expenditures, excluding proved property acquisitions, are currently projected to be approximately $1.15 billion for all of 1998 and are expected to be primarily for the development and exploration of oil and gas properties and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flow supplemented, if needed, by external financing.
                                       7

Dividends

         On April 8, 1998, the Board of Directors declared a common stock quarterly dividend of $.1375 per share, payable July 1, 1998.

Results of Operations - First Quarter 1998 Compared to First Quarter 1997

         The Company reported net income of $48 million or $.27 per share for the first quarter of 1998 compared to $131 million or $.74 per share in 1997. Operating income for the first quarter of 1998 was $99 million compared to $207 million in 1997.

         Revenues were $432 million for the first quarter of 1998 compared to $568 million in 1997. Natural gas sales prices decreased 17 percent to $2.03 per MCF and gas sales volumes decreased 5 percent to 1,648 MMCF per day which decreased revenues $62 million and $18 million, respectively. Average oil sales prices decreased 29 percent to $15.26 per barrel and oil sales volumes decreased 5 percent to 86.1 MBbls per day which decreased revenues $48 million and $8 million, respectively. Gas and oil sales volumes decreased primarily due to the sales of the oil and gas properties associated with the Company's 1996 divestiture program which was completed during the second quarter of 1997.

         Costs and expenses were $333 million for the first quarter of 1998 compared to $361 million in 1997. The decrease was primarily due to a $13 million decrease in production and processing expenses resulting from a 5 percent decrease in 1998 production levels, a $7 million decrease in exploration costs, a $6 million decrease in depreciation, depletion and amortization, and a $2 million decrease in general and administrative expenses.

         The effective income tax rate was an expense of 28 percent for the first quarter of 1998 compared to 24 percent in 1997. The increased tax expense in 1998 is primarily a result of lower non-conventional fuel tax credits.

  Other Matters

         In March 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which is effective for fiscal years beginning after December 15, 1997. This statement revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefits obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87 and No. 88 were issued. The Company plans to adopt SFAS No. 132 for the year ended December 31, 1998.

Forward-looking Statements

         This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company's current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company's 1997 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings

              See Note 2 of Notes to Consolidated Financial Statements.

ITEM 4.       Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Stockholders was held on March 26, 1998. The following were nominated and elected to serve as Directors of Burlington Resources Inc. for a term of one year or until their successors shall have been duly elected and qualified:

              Nominee                     For                       Withheld

              J. V. Byrne                 153,938,304                 1,516,122

              S. P. Gilbert               153,967,365                 1,487,061

              L. I. Grant                 153,975,892                 1,478,534

              J. T. LaMacchia             153,970,658                 1,483,768

              J. F. McDonald              153,993,684                 1,460,742

              K. W. Orce                  153,952,505                 1,501,921

              D. M. Roberts               153,986,328                 1,468,098

              J. F. Schwarz               153,971,272                 1,483,154

              W. Scott, Jr.               153,939,021                 1,515,405

              B. S. Shackouls             153,938,010                 1,516,416

              H. L. Steward               153,861,517                 1,592,909

              W. E. Wall                  153,946,335                 1,508,091

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

              B.  Reports on Form 8-K

              On January 5, 1998, the Company filed Form 8-K/A No. 1 to provide certain pro forma financial information related to the Agreement and Plan of Merger with The Louisiana Land and Exploration Company.


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


                                         BURLINGTON RESOURCES INC.
                                               (Registrant)



                                         By     /s/ John E. Hagale
                                                John E. Hagale
                                                Executive Vice President and
                                                Chief Financial Officer



                                         By     /s/ Philip W. Cook
                                                Philip W. Cook
                                                Vice President, Controller and
                                                Chief Accounting Officer


Date:  April 21, 1998