Form 10-Q
period 1998-06-30
BURLINGTON RESOURCES INC
filed 1998-08-14
CIK 833320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


   Yes     X                                          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                               Outstanding

Common Stock, par value $.01 per share,
as of June 30, 1998                                      177,493,067

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                SECOND QUARTER       SIX MONTHS
                                                --------------     -------------
                                                 1998     1997     1998     1997
                                                 ----     ----     ----     ----
                                              (In Millions, Except per Share Amounts)

Revenues ...................................     $412     $427     $844     $995

Costs and Expenses .........................      348      334      681      695
                                                 ----     ----     ----     ----

Operating Income ...........................       64       93      163      300
Interest Expense ...........................       36       34       72       70
Other Income - Net .........................        2       53        5       53
                                                 ----     ----     ----     ----

Income Before Income Taxes .................       30      112       96      283
Income Tax Expense .........................        7       26       25       66
                                                 ----     ----     ----     ----

Net Income .................................     $ 23     $ 86     $ 71    $ 217
                                                 ====     ====     ====     ====

Basic Earnings per Common Share ............     $.13     $.49     $.40    $1.23
                                                 ====     ====     ====     ====

Diluted Earnings per Common Share ..........     $.13     $.49     $.40    $1.22
                                                 ====     ====     ====     ====



          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                     June 30,  December 31,
                                                                        1998    1997
                                                                       ------   ------
                                                              (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents ........................................   $   23   $  152
  Short-term Investments ...........................................       69       83
  Accounts Receivable ..............................................      328      376
  Inventories ......................................................       47       39
  Other Current Assets .............................................       28       28
                                                                       ------   ------
                                                                          495      678
                                                                       ------   ------
Oil & Gas Properties (Successful Efforts Method) ...................    8,994    8,666
Other Properties ...................................................      733      689
                                                                       ------   ------
                                                                        9,727    9,355
  Accumulated Depreciation, Depletion and Amortization .............    4,540    4,315
                                                                       ------   ------
    Properties - Net ...............................................    5,187    5,040
                                                                       ------   ------

Other Assets .......................................................      115      103
                                                                       ------   ------
      Total Assets .................................................   $5,797   $5,821
                                                                       ======   ======

LIABILITIES
Current Liabilities
  Accounts Payable .................................................   $  236   $  395
  Taxes Payable ....................................................       87       71
  Accrued Interest .................................................       27       28
  Dividends Payable ................................................       24       24
  Deferred Revenue .................................................       18       19
  Other Current Liabilities ........................................        1        1
                                                                       ------   ------
                                                                          393      538
                                                                       ------   ------
Long-term Debt .....................................................    1,840    1,748
                                                                       ------   ------
Deferred Income Taxes ..............................................      192      203
                                                                       ------   ------
Deferred Revenue ...................................................       48       56
                                                                       ------   ------
Other Liabilities and Deferred Credits .............................      257      260
                                                                       ------   ------

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share
  (Authorized 75,000,000 Shares;  No Shares Issued) ................        -        -
Common Stock, Par Value $.01 Per Share
  (Authorized 325,000,000 Shares;  Issued 202,795,635 Shares) ......        2        2
Paid-in Capital ....................................................    2,996    3,001
Retained Earnings ..................................................    1,073    1,051
                                                                       ------   ------
                                                                        4,071    4,054
Cost of Treasury Stock
  (25,302,568 and 26,087,134 Shares for 1998 and 1997, respectively)    1,004    1,038
                                                                       ------   ------
Stockholders' Equity ...............................................    3,067    3,016
                                                                       ------   ------
      Total Liabilities and Stockholders' Equity ...................   $5,797   $5,821
                                                                       ======   ======


          See accompanying Notes to Consolidated Financial Statements.

                                     BURLINGTON RESOURCES INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)

                                                                SIX MONTHS
                                                               --------------
                                                                1998     1997
                                                               -----    -----
                                                               (In Millions)

Cash Flows From Operating Activities
  Net Income .............................................   $  71    $ 217
  Adjustments to Reconcile Net Income to Net Cash
       Provided By Operating Activities
    Depreciation, Depletion and Amortization .............     267      273
    Deferred Income Taxes ................................     (11)      24
    Exploration Costs ....................................     116      112
    Gain on Sales of Oil and Gas Properties ..............       -      (50)
  Working Capital and Other Changes.......................     (68)      49
                                                              -----    -----
     Net Cash Provided By Operating Activities ...........     375      625
                                                              -----    -----

Cash Flows From Investing Activities
  Additions to Properties ................................    (537)    (526)
  Short-term Investments .................................      14      (41)
  Proceeds from Sales and Other ..........................     (35)     462
                                                              -----    -----
     Net Cash Used In Investing Activities ...............    (558)    (105)
                                                              -----    -----
Cash Flows From Financing Activities
  Proceeds from Long-term Debt............................      92        -
  Reduction in Long-term Debt ............................       -      (46)
  Dividends Paid .........................................     (49)     (38)
  Common Stock Purchases .................................       -      (58)
  Other ..................................................      11       10
                                                             -----    -----
     Net Cash Provided By (Used In) Financing Activities .      54     (132)
                                                             -----    -----

Increase (Decrease) in Cash and Cash Equivalents .........    (129)     388

Cash and Cash Equivalents
  Beginning of Year ......................................     152       77
                                                              -----    -----
  End of Period ..........................................   $  23    $ 465
                                                              =====    =====


          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The 1997 Annual Report on Form 10-K of Burlington Resources Inc. (the "Company") includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q ("Quarterly Report"). The financial statements for the periods presented herein are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The consolidated financial statements include certain reclassifications that were made to conform to current presentation. Amounts related to the first six months of 1997 have been restated to include the combined business activities for the Company and The Louisiana Land and Exploration Company ("LL&E").

         Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 177 million and 176 million for the second quarter of 1998 and 1997, respectively, and 177 million for the first six months of 1998 and 1997. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 178 million and 177 million for the second quarter of 1998 and 1997, respectively, and 178 million and 177 million for the first six months of 1998 and 1997, respectively. No adjustments were made to reported net income in the computation of EPS. EPS discussions within this document are in reference to basic EPS.

2.       COMMITMENTS AND CONTINGENT LIABILITIES

         The Company and its subsidiaries are involved in several proceedings challenging the Company's payment of royalties for its crude oil and natural gas production.

         The Company has entered into settlement agreements in two private class action lawsuits with respect to the payment of royalties for natural gas and crude oil. On May 25, 1995, the 270th Judicial District Court of Harris County, Texas entered an order in a lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc., et al., which allowed the suit to be maintained as a class action on behalf of all royalty and overriding royalty interest owners in all of the properties of Burlington Resources Oil & Gas Company, a subsidiary of the Company which was formerly known as Meridian Oil Inc. ("BROG"), and all working interest owners in properties operated by BROG who received payments from BROG at any time from and after December 1, 1986 based upon wellhead sales of natural gas to its affiliate Burlington Resources Trading Inc. ("BRTI"). The lawsuit involves claims for unspecified actual and punitive damages based upon alleged breaches of duties owed to interest owners because of the use of corporate affiliates to gather, treat and market natural gas. The plaintiffs allege that

BROG's gas producing affiliates have sold natural gas to marketing affiliates at below market prices which were then used as the basis for accounting to interest owners. Plaintiffs also allege that BROG's pricing includes inappropriate deductions of gathering and transportation costs. BROG has consistently denied liability. On August 6, 1996, the parties executed a settlement agreement and the trial court entered a Judgment giving final approval to the terms of the settlement agreement on November 12, 1996. Four class members who objected to the settlement filed a motion for a new trial or, in the alternative, to modify, alter or amend judgment. On December 16, 1996, the trial court entered an order denying the motion. The objectors purported to perfect an appeal of the Judgment and on July 24, 1997, the Fourteenth Court of Appeals of the State of Texas dismissed the appeal. On October 17, 1997, the objectors filed a Petition for Review with The Supreme Court of Texas ("Court"), and on June 23, 1998, the Court denied the Petition.

         On November 20, 1997, the Company and numerous other defendants entered into a settlement agreement in a lawsuit styled as The McMahon Foundation, et al. v. Amerada Hess Corporation, et al. This lawsuit is a proposed class action consisting of both working interest owners and royalty owners against numerous defendants, all of which are oil companies and/or purchasers of oil from oil companies, including BROG and LL&E, also a subsidiary of the Company. The plaintiffs allege that the defendants conspired to fix, depress, stabilize and maintain at artificially low levels the prices paid for oil by, among other things, setting their posted prices at arbitrary levels below competitive market prices, and that the defendants paid royalties based on the purchase by the oil companies' marketing affiliates at posted prices rather than the gross proceeds ultimately received by such marketing affiliates. Under the settlement agreement, the Company's share of the settlement payment would be approximately $4.7 million. Cases involving similar allegations have been filed in federal courts in other states. On January 14, 1998, the United States Judicial Panel on Multidistrict Litigation issued an order consolidating these cases and transferring the McMahon case to the United States District Court for the Southern District of Texas in Corpus Christi, where a consolidated resolution of the issues will be sought.

         The Company is also involved in several governmental proceedings relating to the payment of royalties. Various administrative proceedings are pending before the Minerals Management Service ("MMS") of the United States Department of the Interior with respect to the proper valuation of oil and gas produced on federal and Indian lands for purposes of paying royalties on production sold by BROG to its marketing affiliate, BRTI, or gathered by its affiliate, Burlington Resources Gathering Inc. ("BRGI"). In general, these proceedings stem from regular MMS audits of the Company's royalty payments over various periods of time and involve the interpretation of the relevant federal regulations. Most of these administrative proceedings currently have been suspended pending negotiations between the Company and the MMS to resolve their disputes regarding the appropriate valuation methodology.

         In late February 1998, the Company and numerous other oil and gas companies received a complaint filed in a lawsuit in the United States District Court for the Eastern District of Texas in Lufkin styled as United States of America ex rel J. Benjamin Johnson, Jr., et al v. Shell Oil Company, et al. alleging violations of the civil False Claims Act. The United States has intervened in this lawsuit as to some of the defendants, including the Company, and has filed a separate complaint. This suit alleges that the Company underpaid royalties for crude oil produced on federal and Indian lands through the use of below-market posted prices in the sale of oil from BROG to BRTI. The suit alleges that royalties paid by BROG based on these posted prices were lower than the royalties allegedly required to be paid under federal regulations, and that the forms filed by BROG with the MMS reporting the royalties paid were false, thereby violating the civil False Claims Act. In addition, the Company has been advised that it is a target of an investigation and has responded to various grand jury document subpoenas in connection with an investigation by the United States Attorney for the District of Wyoming into the alleged underpayment of oil and gas royalties. The Company is cooperating with the investigation.

         Based  on  the   Company's   present   understanding   of  the  various
governmental proceedings, the Company believes that it has substantial defenses to these claims and the Company intends to vigorously assert such defenses.

         The Company and its subsidiaries are negotiating an administrative order with the federal Environmental Protection Agency ("EPA") involving permit exceedences for five Montana injection wells. The EPA alleges that the Company and its subsidiaries intermittently exceeded the maximum permitted injection pressures on these wells over a period of several years. The Company is engaged in investigating the factual basis for the EPA's claims. In July 1998, the EPA proposed an administrative order that would result in a fine of $125,000 for these alleged permit exceedences.

         The Company and its subsidiaries are named defendants in numerous lawsuits and named parties in numerous governmental and other proceedings arising in the ordinary course of business. While the outcome of lawsuits and other proceedings cannot be predicted with certainty, management expects these matters, including the above-described litigation, will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.


3.       HEDGING ACTIVITIES

          The Company Utilizes options and swaps which set floor prices at various hubs for anticipated future crude oil and natural gas production and allow the Company to participate in market price increases. These transactions are accounted for as hedges of the Company's underlying production. The resulting gain or loss is realized when the hedged commodity is produced. The following table summarizes information related to the hedging program as of June 30, 1998.



                                        Percent of    Average    Deferred
 Production                   Hedge       Current      Floor     Gain(Loss)
  Period     Commodity       Volumes     Production   Prices   (In Millions)
---------    -----------   ----------    ----------   -------   ------------
  1998       Crude oil     1,288 MBbls      8%        $20.01     $    6
  1998       Natural gas      92 BCF       31%        $ 2.25     $  (10)
  1999       Natural gas     213 BCF       36%        $ 2.00     $  (18)
  2000       Natural gas     198 BCF       33%        $ 2.33     $   (3)
  2001       Natural gas      75 BCF       12%        $ 2.37     $   (1)



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition and Liquidity

         The  total  long-term  debt  to  capital  (total   long-term  debt  and
stockholders' equity) ratio at June 30, 1998 and December 31, 1997 was 37 percent.

         The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in February 2003 and a $400 million revolving credit agreement that expires in February 1999. The $400 million revolving credit agreement is renewable annually by mutual consent. As of June

30, 1998, there were no borrowings outstanding under the credit facilities. At June 30, 1998, the Company had outstanding commercial paper borrowings of $92 million at an average interest rate of 6 percent. The Company also has the capacity to issue $1 billion of securities under a shelf registration statement filed with the Securities and Exchange Commission.

         In July 1998, the Company's Board of Directors approved the repurchase of up to two million shares of the Company's common stock. Since December 1988, the Company has repurchased approximately 31 million shares.

         Net cash provided by operating activities for the first six months of 1998 was $375 million compared to $625 million in 1997. The decrease was primarily due to significantly lower operating income and working capital and other changes.

         As of June 30, 1998, the Company had $69 million invested in highly-liquid debt securities with maturities of more than three months. These short-term investments when combined with cash and cash equivalents equaled $92 million as of June 30, 1998.

         The Company is involved in certain lawsuits, environmental proceedings and other related matters. Although it is reasonably possible that new information or future developments could require the Company to reassess its potential exposure related to these matters, the Company believes, based upon available information, the resolution of these issues will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

Capital Expenditures

         Capital expenditures for the first six months of 1998 totaled $537 million compared to $526 million in 1997. Capital expenditures, excluding proved property acquisitions, are currently projected to be approximately $1.15 billion for all of 1998 and are expected to be primarily for the development and exploration of oil and gas properties and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flow supplemented, if needed, by external financing.

Dividends

         On July 8, 1998, the Board of Directors declared a common stock quarterly dividend of $.1375 per share, payable October 1, 1998.

Results of Operations - Second Quarter 1998 Compared to Second Quarter 1997

         The Company reported net income of $23 million or $.13 per share for the second quarter of 1998 compared to $86 million or $.49 per share in 1997. Operating income for the second quarter of 1998 was $64 million compared to $93 million in 1997.

         Revenues were $412 million for the second quarter of 1998 compared to $427 million for the second quarter of 1997. Natural gas sales prices increased 7 percent to $1.93 per MCF which increased revenues $20 million. Natural gas sales volumes were essentially unchanged at 1,660 MMCF per day. Average oil sales prices decreased 28 percent to $13.42 per barrel which decreased revenues $41 million. Oil sales volumes were essentially unchanged at 84.7 MBbls per day.

         Costs and expenses were $348 million for the second quarter of 1998 compared to $334 in 1997. The increase was primarily due to an $11 million increase in exploration costs and a $3 million increase in production and processing expenses.

         Other income - net was $2 million for the second quarter of 1998 compared to $53 million in 1997 primarily due to the $50 million gain recognized last year related to the sales of oil and gas properties associated with the Company's 1996 divestiture program.

         The effective income tax rate was an expense of 24 percent for the second quarter of 1998 compared to 23 percent in 1997. The increased tax expense in 1998 is primarily a result of lower nonconventional fuel tax credits.

Results of Operations - Six Months 1998 Compared to Six Months 1997

         The Company reported net income of $71 million or $.40 per share for the first six months of 1998 compared to $217 million or $1.23 per share in 1997. Operating income for the first six months of 1998 was $163 million compared to $300 million in 1997.

         Revenues were $844 million for the first six months of 1998 compared to $995 million in 1997. Natural gas sales prices decreased 7 percent to $1.98 per MCF and gas sales volumes decreased 2 percent to 1,654 MMCF per day which decreased revenues $44 million and $14 million, respectively. Average oil sales prices decreased 29 percent to $14.34 per barrel and oil sales volumes decreased 3 percent to 85.4 MBbls per day which decreased revenues $90 million and $9 million, respectively. Gas and oil sales volumes decreased primarily due to the sales of oil and gas properties associated with the Company's 1996 divestiture program which was completed during the second quarter of 1997.

         Costs and expenses were $681 million for the first six months of 1998 compared to $695 million in 1997. The decrease was primarily due to a $10 million decrease in production and processing expenses and a $7 million decrease in depreciation, depletion and amortization resulting from a 2 percent decrease in 1998 production levels partially offset by a $4 million increase in exploration costs.

         Other income - net was $5 million for the first six months of 1998 compared to $53 million in 1997 primarily due to the $50 million gain recognized last year related to the sales of oil and gas properties associated with the Company's 1996 divestiture program.

         The effective income tax rate was an expense of 26 percent for the first six months of 1998 compared to 23 percent in 1997. The increased tax expense in 1998 is primarily a result of lower nonconventional fuel tax credits.

  Other Matters

         In March 1998, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which is effective for fiscal years beginning after December 15, 1997.

         SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefits obligations and fair values of plan assets and eliminates certain disclosures. The Company plans to adopt SFAS No. 132 for the year ended December 31, 1998.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999.

         SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those items at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company plans to adopt SFAS No. 133 for the first quarter of the year ended December 31, 2000 and does not expect a material impact on its financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings

              See Note 2 of Notes to Consolidated Financial Statements.

ITEM 5.       Other Information

              Discretionary Voting by the Company on Certain Matters

              In connection with the Company's 1999 Annual Meeting of Stockholders, the Company intends to solicit proxies which will confer discretionary authority to vote on certain matters. In accordance with rules recently promulgated by the Securities and Exchange Commission, the discretionary authority to be solicited will include matters which are not included in the Proxy Statement as Shareholder Proposals and matters of which the Company did not have notice by January 5, 1999.

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

              B.  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the second quarter of 1998.


Items 2, 3 and 4 of Part II are not applicable and have been omitted.

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


Date:  August 13, 1998