Form 10-Q
period 1998-09-30
BURLINGTON RESOURCES INC
filed 1998-11-16
CIK 833320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation ororganization)                     Identification Number)


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


    Yes      X                                                    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                              Outstanding

Common Stock, par value $.01 per share,
            as of September 30, 1998                         177,231,252

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                             THIRD QUARTER         NINE MONTHS
                                           -----------------    ----------------
                                           1998        1997      1998      1997
                                           ------     ------    ------    ------

                                         (In Millions, Except per Share Amounts)

Revenues ..............................    $  390     $  464    $1,234    $1,459

Costs and Expenses ....................       349        348     1,030     1,043
                                           ------     ------    ------    ------

Operating Income ......................        41        116       204       416
Interest Expense ......................        39         36       111       106
Other Income - Net ....................         8          2        13        55
                                           ------     ------    ------    ------

Income Before Income Taxes ............        10         82       106       365
Income Tax Expense (Benefit) ..........        (5)        17        20        83
                                           ------     ------    ------    ------

Net Income ............................    $   15     $   65    $   86    $  282
                                           ======     ======    ======    ======

Basic Earnings per Common Share .......    $  .08     $  .37    $  .48    $ 1.60
                                           ======     ======    ======    ======

Diluted Earnings per Common Share .....    $  .08     $  .37    $  .48    $ 1.59
                                           ======     ======    ======    ======



          See accompanying Notes to Consolidated Financial Statements.



                                      2                                       2

                            BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                 September 30, December 31,
                                                                        1998     1997
                                                                       ------   ------
                                                               (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents ........................................   $ --     $  152
  Short-term Investments ...........................................     --         83
  Accounts Receivable ..............................................      331      376
  Inventories ......................................................       41       39
  Other Current Assets .............................................       27       28
                                                                       ------   ------
                                                                          399      678
                                                                       ------   ------

Oil & Gas Properties (Successful Efforts Method) ...................    9,137    8,666
Other Properties ...................................................      792      689
                                                                       ------   ------
                                                                        9,929    9,355
  Accumulated Depreciation, Depletion and Amortization .............    4,660    4,315
                                                                       ------   ------
    Properties - Net ...............................................    5,269    5,040
                                                                       ------   ------

Other Assets .......................................................      130      103
                                                                       ------   ------
      Total Assets .................................................   $5,798   $5,821
                                                                       ======   ======

LIABILITIES
Current Liabilities
  Accounts Payable .................................................   $  257   $  395
  Taxes Payable ....................................................       70       71
  Accrued Interest .................................................       45       28
  Dividends Payable ................................................       24       24
  Deferred Revenue .................................................       17       19
  Other Current Liabilities ........................................        9        1
                                                                       ------   ------
                                                                          422      538
                                                                       ------   ------
Long-term Debt .....................................................    1,828    1,748
                                                                       ------   ------
Deferred Income Taxes ..............................................      201      203
                                                                       ------   ------
Deferred Revenue ...................................................       44       56
                                                                       ------   ------
Other Liabilities and Deferred Credits .............................      270      260
                                                                       ------   ------

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share
  (Authorized 75,000,000 Shares;  No Shares Issued) ................     --       --
Common Stock, Par Value $.01 Per Share
  (Authorized 325,000,000 Shares;  Issued 202,795,635 Shares) ......        2        2
Paid-in Capital ....................................................    2,986    3,001
Retained Earnings ..................................................    1,063    1,051
                                                                       ------   ------
                                                                        4,051    4,054
Cost of Treasury Stock
  (25,564,383 and 26,087,134 Shares for 1998 and 1997, respectively)    1,018    1,038
                                                                       ------   ------

Stockholders' Equity ...............................................    3,033    3,016
                                                                       ------   ------
      Total Liabilities and Stockholders' Equity ...................   $5,798   $5,821
                                                                       ======   ======


          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                   NINE MONTHS
                                                                 --------------
                                                                  1998    1997
                                                                 -----    -----
                                                                  (In Millions)
Cash Flows From Operating Activities
  Net Income .................................................   $  86    $ 282
  Adjustments to Reconcile Net Income to Net Cash
       Provided By Operating Activities
    Depreciation, Depletion and Amortization .................     401      409
    Deferred Income Taxes ....................................      (3)      38
    Exploration Costs ........................................     187      175
    Gain on Sales of Oil and Gas Properties ..................      --      (50)
  Working Capital and Other Changes ..........................     (65)      40
                                                                 -----    -----
          Net Cash Provided By Operating Activities ..........     606      894
                                                                 -----    -----

Cash Flows From Investing Activities
  Additions to Properties ....................................    (818)    (792)
  Short-term Investments .....................................      83      (51)
  Proceeds from Sales and Other ..............................     (27)     432
                                                                 -----    -----
          Net Cash Used In Investing Activities ..............    (762)    (411)
                                                                 -----    -----

Cash Flows From Financing Activities
  Proceeds from Long-term Debt ...............................      80       --
  Reduction in Long-term Debt ................................      --      (23)
  Dividends Paid .............................................     (73)     (57)
  Common Stock Purchases .....................................     (15)     (58)
  Other ......................................................      12       22
                                                                 -----    -----
          Net Cash Provided By (Used In) Financing Activities        4     (116)
                                                                 -----    -----

Increase (Decrease) in Cash and Cash Equivalents .............    (152)     367

Cash and Cash Equivalents
  Beginning of Year ..........................................     152       77
                                                                 -----    -----
  End of Period ..............................................   $ --     $ 444
                                                                 =====    =====


          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The 1997 Annual Report on Form 10-K of Burlington Resources Inc. (the "Company") includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q ("Quarterly Report"). The financial statements for the periods presented herein are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The consolidated financial statements include certain reclassifications that were made to conform to current presentation. Amounts related to the third quarter and first nine months of 1997 have been restated to include the combined business activities for the Company and The Louisiana Land and Exploration Company ("LL&E").

         Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 177 million and 176 million for the third quarter of 1998 and 1997, respectively, and 177 million for the first nine months of 1998 and 1997. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 178 million and 177 million for the third quarter of 1998 and 1997, respectively, and 178 million for the first nine months of 1998 and 1997. No adjustments were made to reported net income in the computation of EPS. EPS discussions within this document are in reference to basic EPS.

2.       COMMITMENTS AND CONTINGENT LIABILITIES

         The Company and its subsidiaries are involved in several proceedings challenging the Company's payment of royalties for its crude oil and natural gas production.

         The Company has entered into settlement agreements in two private class action lawsuits with respect to the payment of royalties for natural gas and crude oil. On May 25, 1995, the 270th Judicial District Court of Harris County, Texas entered an order in a lawsuit styled Caroline Altheide, et al. v. Meridian Oil Inc., et al., which allowed the suit to be maintained as a class action on behalf of all royalty and overriding royalty interest owners in all of the properties of Burlington Resources Oil & Gas Company, a subsidiary of the Company which was formerly known as Meridian Oil Inc. ("BROG"), and all working interest owners in properties operated by BROG who received payments from BROG at any time from and after December 1, 1986 based upon wellhead sales of natural gas to its affiliate Burlington Resources Trading Inc. ("BRTI"). The lawsuit involves claims for unspecified actual and punitive damages based upon alleged breaches of duties owed to interest owners because of the use of corporate affiliates to gather, treat and market natural gas. The plaintiffs allege that BROG's gas producing affiliates have sold natural gas to marketing affiliates at below market prices which were then used as the basis for accounting to interest owners. Plaintiffs also allege that BROG's pricing includes inappropriate deductions of gathering and transportation costs. BROG has consistently denied liability. On August 6, 1996, the parties executed a settlement agreement and the trial court entered a Judgment giving final approval to the terms of the settlement agreement on November 12, 1996. Four class members who objected to the settlement filed a motion for a new trial or, in the alternative, to modify, alter or amend judgment. On December 16, 1996, the trial court entered an order denying the motion. The objectors purported to perfect an appeal of the Judgment and on July 24, 1997, the Fourteenth Court of Appeals of the State of Texas dismissed the appeal. On October 17, 1997, the objectors filed a Petition for Review with The Supreme Court of Texas ("Court"), and on June 23, 1998, the Court denied the Petition. The Judgement is now final, and the Company has commenced the disbursement of the settlement proceeds.

     On November 20, 1997, the Company and numerous other defendants entered into a settlement agreement in a lawsuit styled as The McMahon Foundation, et al. v. Amerada Hess Corporation, et al. This lawsuit is a proposed class action consisting of both working interest owners and royalty owners against numerous defendants, all of which are oil companies and/or purchasers of oil from oil companies, including BROG and LL&E, also a subsidiary of the Company. The plaintiffs allege that the defendants conspired to fix, depress, stabilize and maintain at artificially low levels the prices paid for oil by, among other things, setting their posted prices at arbitrary levels below competitive market prices, and that the defendants paid royalties based on the purchase by the oil companies' marketing affiliates at posted prices rather than the gross proceeds ultimately received by such marketing affiliates. Cases involving similar allegations have been filed in federal courts in other states. On January 14, 1998, the United States Judicial Panel on Multidistrict Litigation issued an order consolidating these cases and transferring the McMahon case to the United States District Court for the Southern District of Texas in Corpus Christi. The Company, LL&E, BROG and certain of the plaintiffs entered into a Settlement Agreement which received preliminary approval by the Court on October 28, 1998. The Court set a hearing to finally determine the fairness, accuracy and reasonableness of the Settlement Agreement for January 25, 1999.

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

3.       COMMODITIES HEDGING ACTIVITIES

           The Company utilizes options, futures and swaps to hedge anticipated future crude oil and natural gas production. The resulting gains and losses are recognized when the hedged commodity is produced. The following table summarizes information related to the hedging program as of September 30, 1998.



                                                        Percent of                  Deferred
Production   Transaction                   Hedge         Current                   Gain (Loss)
 Period         Type        Commodity     Volumes       Production     Prices     (In Millions)
--------     ------------  ------------   --------     -----------  -----------   ------------

   1998       Futures         Oil          30 MBbls         0         $  20.60       $ 0
   1998       Put Option      Oil         122 MBbls         2 %       $  21.26       $ 1
   1998       Put Option      Oil         215 MBbls         3 %       $  19.18       $ 0
   1998       Swap            Gas          31 BCF          21 %       $   2.51       $ 2
   1998       Put Option      Gas          12 BCF           8 %       $   2.46       $ 0
   1999       Swap            Gas         164 BCF          28 %       $   2.40       $11
   1999       Put Option      Gas           5 BCF           1 %       $   2.16       $(1)
   1999       Put Option      Gas          34 BCF           6 %       $   1.80       $(1)
   2000       Swap            Gas         201 BCF          34 %       $   2.33       $10
   2001       Swap            Gas          76 BCF          13 %       $   2.37       $ 3



ITEM 2.   Management's   Discussion   and  Analysis  of Financial  Condition and
Results of Operations

Financial Condition and Liquidity

     The total long-term debt to capital (total long-term debt and stockholders' equity) ratio at September 30, 1998 and December 31, 1997 was 38 percent and 37 percent, respectively.

     The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in February 2003 and a $400 million revolving credit agreement that expires in February 1999. The $400 million revolving credit agreement is renewable annually by mutual consent. As of September 30, 1998, there were no borrowings outstanding under the credit facilities. As of September 30, 1998, the Company had outstanding commercial paper borrowings of $80 million at an average interest rate of 6 percent. The Company also has the capacity to issue $1 billion of securities under a shelf registration statement filed with the Securities and Exchange Commission.

         In July 1998, the Company's Board of Directors approved the repurchase of up to two million shares of the Company's Common Stock. During the third quarter of 1998, the Company repurchased 400,000 shares of its common stock for $15 million. Since December 1988, the Company has repurchased approximately 32 million shares. In conjunction with the Company's stock repurchase program, the Company sold put options ("options") during the third quarter of 1998. The options entitled the holders, upon exercise on the expiration dates, to sell shares of BR Common Stock to the Company at specified prices. Alternatively, the Company retained the ability to settle the options in cash. During the quarter, the Company sold 400,000 options with an average strike price of $37.25 per share and received an average premium of $2.67 per option. During the quarter, 75,000 options were exercised, 25,000 expired and 300,000 remained outstanding at September 30, 1998 with expiration dates between December 1998 and March 1999.

         Net cash provided by operating activities for the first nine months of 1998 was $606 million compared to $894 million in 1997. The decrease was primarily due to significantly lower operating income, principally as a result of lower commodity prices, and lower working capital and other changes.

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

Capital Expenditures

         Capital expenditures for the first nine months of 1998 totaled $818 million compared to $792 million in 1997. Capital expenditures, excluding proved property acquisitions, are currently projected to be approximately $1.15 billion for all of 1998 and are expected to be primarily for the development and exploration of oil and gas properties and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flows, supplemented, if needed, by external financing.

Dividends

     On October 8, 1998, the Board of Directors declared a common stock quarterly dividend of $.1375 per share, payable January 4, 1999.

Results of Operations - Third Quarter 1998 Compared to Third Quarter 1997

         The Company reported net income of $15 million or $.08 per share for the third quarter of 1998 compared to $65 million or $.37 per share in 1997. Operating income for the third quarter of 1998 was $41 million compared to $116 million in 1997.

         Revenues were $390 million for the third quarter of 1998 compared to $464 million for the third quarter of 1997. Natural gas sales prices decreased 3 percent to $1.89 per MCF which decreased revenues $10 million. Natural gas sales volumes decreased 2 percent to 1,630 MMCF per day which decreased revenues $7 million. Average oil sales prices decreased 31 percent to $12.60 per barrel which decreased revenues $43 million. Oil sales volumes decreased 7 percent to

82.2 MBbls per day which decreased revenues $11 million. Gas and oil sales volumes decreased primarily due to adverse weather conditions and third-party plant outages.

         Costs and expenses were $349 million for the third quarter of 1998 compared to $348 million in 1997. The increase was primarily due to an $8 million increase in exploration costs and a $2 million increase in production and processing expenses partially offset by a $7 million decrease in administrative expense and a $2 million decrease in depreciation, depletion and amortization expense.

     Interest expense was $39 million for the third quarter of 1998 compared to $36 million in 1997. The increase was primarily due to higher commercial paper borrowings in 1998.

         The effective income tax rate was a benefit of 59 percent for the third quarter of 1998 compared to an expense of 20 percent in 1997. The decreased tax expense in 1998 is primarily a result of lower pretax income offset by lower benefits from nonconventional fuel tax credits.

Results of Operations - Nine Months 1998 Compared to Nine Months 1997

         The Company reported net income of $86 million or $.48 per share for the first nine months of 1998 compared to $282 million or $1.60 per share in 1997. Operating income for the first nine months of 1998 was $204 million compared to $416 million in 1997.

         Revenues were $1,234 million for the first nine months of 1998 compared to $1,459 million in 1997. Natural gas sales prices decreased 6 percent to $1.95 per MCF and gas sales volumes decreased 2 percent to 1,646 MMCF per day which decreased revenues $54 million and $22 million, respectively. Average oil sales prices decreased 29 percent to $13.77 per barrel and oil sales volumes decreased 4 percent to 84.4 MBbls per day which decreased revenues $132 million and $21 million, respectively. Gas and oil sales volumes decreased primarily due to the sales of oil and gas properties associated with the Company's 1996 divestiture program which was completed during the second quarter of 1997. Gas and oil sales volumes also decreased due to adverse weather conditions and third-party plant outages in the third quarter.

         Costs and expenses were $1,030 million for the first nine months of 1998 compared to $1,043 million in 1997. The decrease was primarily due to an $8 million decrease in production and processing expenses, a $9 million decrease in depreciation, depletion, and amortization resulting from a 3 percent decrease in 1998 production levels and an $8 million decrease in administrative expense. These decreases were partially offset by a $12 million increase in exploration costs.

     Interest expense was $111 million for the first nine months of 1998 compared to $106 million in 1997. The increase was primarily due to higher commercial paper borrowings in 1998.

         Other income - net was $13 million for the first nine months of 1998 compared to $55 million in 1997 primarily due to the $50 million gain recognized last year related to the sales of oil and gas properties associated with the Company's 1996 divestiture program.

         The effective income tax rate was an expense of 19 percent for the first nine months of 1998 compared to 23 percent in 1997. The decreased tax expense in 1998 is primarily a result of lower pretax income offset by lower benefits from nonconventional fuel tax credits.

  Other Matters

     The Company began a program during 1996 to assess computer software and hardware (hereafter referred to as information technology) for Year 2000 compliance. The Company determined that because significant portions of information technology were scheduled for replacement before the Year 2000 that its exposure with respect to information technology was not material.

     The Company's Year 2000 project plan involves four phases; assessment, remediation, testing, and implementation. The Company has completed its assessment of all material systems that could be affected by the Year 2000 issue. The assessment confirmed that information technology exposures were not material, however, assets used in producing, gathering and transporting hydrocarbons (hereafter referred to as operating equipment) are at risk.

     For its operating equipment, the Company has completed 80 percent of the remediation phase for all operationally significant equipment and expects to complete testing and implementation in the second quarter of 1999.

     The total cost of the Year 2000 project is being funded through operating cash flows and is estimated at $5 million of which $3 million has been incurred.

     The Company has contacted all third-party vendors and suppliers of products and services that it considers critical to its operations in order to ascertain their level of Year 2000 readiness. The Company has no means of ensuring that all customers and suppliers will be Year 2000 ready. The inability of these parties to complete their Year 2000 resolution process could materially impact the Company. As a result, the Company will consider new business relationships with alternate providers of products and services as necessary and to the extent alternatives are available.

     The Company's plan to complete the Year 2000 modifications is based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

     The Company's goal is to ensure that all critical systems and processes under its direct control remain operational. However, because certain systems and processes may be linked with systems outside of the Company's control, there can be no assurance that all implementations will be successful. As a result, the Company is developing a contingency plan, which will be complete at the end of the first quarter 1999, to respond to any failures that may occur. The cost estimates associated with the contingency plan are currently being developed. Management does not expect the costs of the Company's Year 2000 project to have a material adverse effect on the Company's financial position or results of operations. Presently, based on information available, the Company cannot conclude that any failure of the Company or third-parties to achieve Year 2000 compliance will not adversely effect the Company.

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

     SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those items at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company plans to adopt SFAS No. 133 for the first quarter of the year ended December 31, 2000 and is currently evaluating the effects of this pronouncement.

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

              B.  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the third quarter of 1998.

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


Date:  November 16, 1998