Form 10-K405
period 1998-12-31
BURLINGTON RESOURCES INC
filed 1999-02-26
CIK 833320

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: Common Stock aggregate market value as of December 31, 1998:
$6,352,244,802

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Class: Common Stock, par value $.01 per share, on December 31, 1998, Shares Outstanding: 177,375,073

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

     Burlington Resources Inc. 1998 Annual Report to stockholders, which is incorporated by reference into Part I and Part II of this Form 10-K.

     Burlington Resources Inc. definitive proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BURLINGTON RESOURCES INC.

                               TABLE OF CONTENTS

                                                              PAGE
PART I
  Items One and Two

     Business and Properties................................     1

     Employees..............................................     2

  Item Three

     Legal Proceedings......................................     2

  Item Four

     Submission of Matters to a Vote of Security Holders....     4

PART II

  Item Five

     Market for Registrant's Common Equity and Related
      Stockholder Matters...................................     4

  Item Six

     Selected Financial Data................................     4

  Item Seven and Seven A

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations and Quantitative
      and Qualitative Disclosures About Market Risk.........     4

  Item Eight

     Financial Statements and Supplementary Financial
      Information...........................................     7

  Item Nine

     Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure...................     7

PART III

  Items Ten and Eleven

     Directors and Executive Officers of the Registrant and
      Executive Compensation................................     7

  Item Twelve

     Security Ownership of Certain Beneficial Owners and
      Management............................................     7

  Item Thirteen

     Certain Relationships and Related Transactions.........     8

PART IV

  Item Fourteen

     Exhibits, Financial Statement Schedules and Reports on
      Form 8-K..............................................     8

                                     PART I

                               ITEMS ONE AND TWO

BUSINESS AND PROPERTIES

     Burlington Resources Inc. ("BR") is a holding company engaged, through its principal subsidiaries, Burlington Resources Oil & Gas Company and The Louisiana Land and Exploration Company ("LL&E"), acquired October 22, 1997, and their affiliated companies (collectively the "Company"), in the exploration, development, production and marketing of oil and gas.

     For additional information concerning Items One and Two, see pages 6 through 19 of the BR 1998 Annual Report, which information is incorporated herein by reference.

OTHER MATTERS

     Competition. The Company actively competes for reserve acquisitions, exploration leases and sales of oil and gas, frequently against companies with substantially larger financial and other resources. In its marketing activities, the Company competes with numerous companies for the sale of oil, gas and natural gas liquids ("NGLs"). Competitive factors in the Company's business include price, contract terms, quality of service, pipeline access, transportation discounts and distribution efficiencies.

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

     The Federal Energy Regulatory Commission ("FERC") has implemented policies, subject to court review, allowing interstate pipeline companies to negotiate their rates with individual shippers. The FERC is also considering allowing the interstate pipeline companies to negotiate tariffed terms and conditions of service. The Company will monitor the effects of these programs on its marketing efforts but does not expect that these actions will have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

     Offshore oil and gas operations in the United States ("U.S.") are subject to regulations of the U.S. Department of the Interior which currently imposes absolute liability upon the lessee under a federal lease for the cost of pollution cleanup resulting from the lessee's operations and could subject the lessee to possible liability for pollution damages. In the event of a serious incident of pollution, the U.S.

Department of the Interior may require a lessee under a federal lease to suspend or cease operations in the affected area.

     The Company believes it is in substantial compliance with applicable environmental laws and regulations. The Company does not anticipate that it will be required under current environmental laws and regulations to expend amounts that will have a material adverse effect on the consolidated financial position or results of operations of the Company.

     Filings of Reserve Estimates With Other Agencies. During 1998, the Company filed estimates of oil and gas reserves for the year 1997 with the Department of Energy. These estimates were not materially different from the reserve data presented. For information concerning proved oil and gas reserves, see page 48 of the BR 1998 Annual Report, which information is incorporated herein by reference.

EMPLOYEES

     The Company had 1,678 and 1,819 employees at December 31, 1998 and 1997, respectively. Currently, the Company has no union employees.

                                   ITEM THREE

LEGAL PROCEEDINGS

     The Company is involved in several proceedings challenging payment of royalties for its crude oil and natural gas production.

     On November 20, 1997, the Company and numerous other defendants entered into a settlement agreement in a lawsuit styled as The McMahon Foundation, et al. v. Amerada Hess Corporation, et al. This lawsuit is a proposed class action consisting of both working interest owners and royalty owners against numerous defendants, all of which are oil companies and/or purchasers of oil from oil companies, including Burlington Resources Oil & Gas Company, formerly known as Meridian Oil Inc. ("BROG") and LL&E. The plaintiffs allege that the defendants conspired to fix, depress, stabilize and maintain at artificially low levels the prices paid for oil by, among other things, setting their posted prices at arbitrary levels below competitive market prices. Cases involving similar allegations have been filed in federal courts in other states. On January 14, 1998, the United States Judicial Panel on Multidistrict Litigation issued an order consolidating these cases and transferring the McMahon case to the United States District Court for the Southern District of Texas in Corpus Christi. The Company and other defendants have entered into a Settlement Agreement which received preliminary approval by the Court on October 28, 1998. The Court has set a hearing to finally determine the fairness, accuracy and reasonableness of the Settlement Agreement beginning in April 1999.

     The Company is also involved in several governmental proceedings relating to the payment of royalties. Various administrative proceedings are pending before the Minerals Management Service ("MMS") of the United States Department of the Interior with respect to the proper valuation of oil and gas produced on federal and Indian lands for purposes of paying royalties on production sold by BROG to its affiliate, Burlington Resources Trading Inc. ("BRTI"), or gathered by its affiliate, Burlington Resources Gathering Inc. In general, these proceedings stem from regular MMS audits of the Company's royalty payments over various periods of time and involve the interpretation of the relevant federal regulations. Most of these administrative proceedings currently have been suspended pending negotiations between the Company and the MMS to resolve their disputes regarding the appropriate valuation methodology or pending resolution of the federal False Claims Act litigation as hereinafter described.

     In late February 1998, the Company and numerous other oil and gas companies received a complaint filed in the United States District Court for the Eastern District of Texas in Lufkin in a lawsuit styled as United States of America ex rel J. Benjamin Johnson, Jr., et al. v. Shell Oil Company, et al. alleging violations of the civil False Claims Act. The United States has intervened in this lawsuit as to some of the defendants, including the Company, and has filed a separate complaint. This suit alleges that the Company underpaid royalties for crude oil produced on federal and Indian lands through the use of below-market posted prices in the sale of oil from BROG to BRTI. The suit alleges that royalties paid by BROG based on these posted prices were lower than the royalties allegedly required to be paid under federal regulations, and that the forms filed by BROG with the MMS reporting the royalties paid were false, thereby violating the civil False Claims Act. The Company and others have also received document subpoenas and other inquiries from the Department of Justice relating to the payment of royalties to the federal government for natural gas production. These requests and inquiries have been made in the context of one or more other False Claims Act cases brought by individuals which remain under seal and are now being investigated by the Civil Division of the Department of Justice. The Company has responded and continues to respond to these requests and inquiries, but the Company does not know what action, if any, the Department of Justice will take with regard to these other cases. If the government chooses not to intervene and pursue these cases, the individuals who initially brought these cases are free to pursue them in return for a share, if any, of any final settlement or judgment. In addition, the Company has been advised that it is a target of a criminal investigation by the United States Attorney for the District of Wyoming into the alleged underpayment of oil and gas royalties. The Company has responded to numerous grand jury document subpoenas in connection with an investigation and is otherwise cooperating with the investigation. Management cannot predict when the investigation will be completed or its ultimate outcome.

     Based on the Company's present understanding of the various governmental proceedings relating to royalty payments, descibed in the preceding two paragraphs, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, in the event that the Company is found to have violated the civil False Claims Act or is indicted or convicted on criminal charges, the Company could be subjected to a variety of sanctions, including treble damages, substantial monetary fines, civil and/or criminal penalties and a temporary suspension from entering into future federal mineral leases and other federal contracts for a defined period of time. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flows could be significantly impacted in the reporting periods in which such matters are resolved.

     In addition to the foregoing, the Company and its subsidiaries are named defendants in numerous other lawsuits and named parties in numerous governmental and other proceedings arising in the ordinary course of business. While the outcome of these other lawsuits and proceedings cannot be predicted with certainty, management believes these matters, other than the above-described proceedings, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

                                   ITEM FOUR

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

                                   ITEM FIVE

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "BR." At December 31, 1998, the number of common stockholders was 21,538.

     For information concerning common stock prices and quarterly dividends, see page 50 of the BR 1998 Annual Report, which information is incorporated herein by reference.

                                    ITEM SIX

SELECTED FINANCIAL DATA

     For information concerning Item Six, see page 21 of the BR 1998 Annual Report, which information is incorporated herein by reference.

                             ITEM SEVEN AND SEVEN A

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS AND QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information concerning Item Seven, see pages 22, through 25 of the BR 1998 Annual Report, which information is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

     The Company, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, may include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur, and actual results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements follow.

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

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company's derivative instruments. At December 31, 1998, the potential decrease in fair value of commodity derivative instruments assuming a 10 percent adverse movement in the underlying commodities would result in an 89% decrease in the net deferred amount.

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

     Competition. The Company actively competes for property acquisitions, exploration leases and sales of crude oil and natural gas, frequently against companies with substantially larger financial and other resources. In its marketing activities, the Company competes with numerous companies for gas purchasing and processing contracts and for natural gas and NGLs at several steps in the distribution chain. Competitive factors in the Company's business include price, contract terms, quality of service, pipeline access, transportation discounts and distribution efficiencies.

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

                                   ITEM EIGHT

FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

     For information concerning Item Eight, see pages 26 through 50 of the BR 1998 Annual Report, which information is incorporated herein by reference.

                                   ITEM NINE

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                                    PART III

                              ITEMS TEN AND ELEVEN

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE COMPENSATION

     A definitive proxy statement for the 1999 Annual Meeting of Stockholders of BR will be filed no later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference. Executive Officers of the Company are listed on page 51 of the BR 1998 Annual Report and this information is incorporated herein by reference.

                                  ITEM TWELVE

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                 ITEM THIRTEEN

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

                                 ITEM FOURTEEN

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                PAGE
                                                                ----
FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION
  Consolidated Statement of Income..........................   **
  Consolidated Balance Sheet................................   **
  Consolidated Statement of Cash Flows......................   **
  Consolidated Statement of Stockholders' Equity............   **
  Notes to Consolidated Financial Statements................   **
  Report of Independent Accountants.........................   **
  Supplemental Oil and Gas Disclosures -- Unaudited.........   **
  Quarterly Financial Data -- Unaudited.....................   **

AMENDED EXHIBIT INDEX.......................................   A-1

REPORTS ON FORM 8-K

     The Company has filed no reports on Form 8-K.
---------------

** Included in Annual Report and incorporated herein by reference.

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


                 By BOBBY S. SHACKOULS                    Chairman of the Board,        January 13, 1999
 -----------------------------------------------------    President and Chief
                   Bobby S. Shackouls                     Executive Officer

                     JOHN E. HAGALE                       Executive Vice President and  January 13, 1999
--------------------------------------------------------  Chief Financial Officer
                     John E. Hagale

                     PHILIP W. COOK                       Vice President,               January 13, 1999
--------------------------------------------------------  Controller and Chief
                     Philip W. Cook                       Accounting Officer

                  H. LEIGHTON STEWARD                     Vice Chairman of the Board    January 13, 1999
--------------------------------------------------------
                  H. Leighton Steward

                     JOHN V. BYRNE                        Director                      January 13, 1999
--------------------------------------------------------
                     John V. Byrne

                   S. PARKER GILBERT                      Director                      January 13, 1999
--------------------------------------------------------
                   S. Parker Gilbert

                     LAIRD I. GRANT                       Director                      January 13, 1999
--------------------------------------------------------
                     Laird I. Grant

                   JOHN T. LAMACCHIA                      Director                      January 13, 1999
--------------------------------------------------------
                   John T. LaMacchia

                   JAMES F. MCDONALD                      Director                      January 13, 1999
--------------------------------------------------------
                   James F. McDonald

                    KENNETH W. ORCE                       Director                      January 13, 1999
--------------------------------------------------------
                    Kenneth W. Orce

                   DONALD M. ROBERTS                      Director                      January 13, 1999
--------------------------------------------------------
                   Donald M. Roberts

                    JOHN F. SCHWARZ                       Director                      January 13, 1999
--------------------------------------------------------
                    John F. Schwarz

                   WALTER SCOTT, JR.                      Director                      January 13, 1999
--------------------------------------------------------
                   Walter Scott, Jr.

                    WILLIAM E. WALL                       Director                      January 13, 1999
--------------------------------------------------------
                    William E. Wall

                           BURLINGTON RESOURCES INC.

                             AMENDED EXHIBIT INDEX

     The following exhibits are filed as part of this report.

EXHIBIT                                                                   PAGE
NUMBER                             DESCRIPTION                           NUMBER
-------                            -----------                           ------
  3.1      Certificate of Incorporation of Burlington Resources Inc. as
           amended January 4, 1999.....................................
  3.2      By-Laws of Burlington Resources Inc. amended as of January
           13, 1999....................................................
  4.1      Form of Rights Agreement dated as of December 16, 1998,
           between Burlington Resources Inc. and The First National
           Bank of Boston which includes, as Exhibit A thereto, the
           form of Certificate of Designation specifying terms of the
           Series A Junior Participating Preferred Stock and, as
           Exhibit B thereto, the form of Rights Certificate (Exhibit 1
           to Form 8-A, filed December 1998)...........................    *
  4.2      Indenture, dated as of June 15, 1990, between the registrant and Citibank, N.A., including Form of Debt Securities
           (Exhibit 4.2 to Form 8, filed February 1992)................    *
  4.3      Indenture, dated as of October 1, 1991, between the
           registrant and Citibank, N.A., including Form of Debt
           Securities (Exhibit 4.3 to Form 8, filed February 1992).....    *
  4.4      Indenture, dated as of April 1, 1992, between the registrant and Citibank, N.A., including Form of Debt Securities
           (Exhibit 4.4 to Form 8, filed March 1993)...................    *
  4.5      Indenture dated as of June 15, 1992 among the Registrant and
           Texas Commerce Bank National Association (as Trustee)
           (Exhibit 4.1 LL&E's Form S-3, as amended, filed November
           1993).......................................................    *
 10.1      The 1988 Burlington Resources Inc. Stock Option Incentive
           Plan as amended (Exhibit 10.4 to Form 8, filed March
           1993).......................................................    *
+10.2      Burlington Resources Inc. Incentive Compensation Plan as
           amended and restated (Exhibit 10.2 to Form 10-K, filed
           February 1997)..............................................    *
+10.3      Burlington Resources Inc. Senior Executive Survivor Benefit
           Plan dated as of January 1, 1989 (Exhibit 10.11 to Form 8,
           filed February 1989)........................................    *
+10.4      Burlington Resources Inc. Deferred Compensation Plan as
           amended and restated (Exhibit 10.4 to Form 10-K, filed
           February 1997)..............................................    *
+10.5      Burlington Resources Inc. Supplemental Benefits Plan as
           amended and restated (Exhibit 10.5 to Form 10-K, filed
           February 1997)..............................................    *
+10.6      Employment Contract between Burlington Resources Inc. and
           Bobby S. Shackouls (Exhibit 10.7 to Form 10-K, filed
           February 1996)..............................................    *
           Amendment to Employment Contract between Burlington
           Resources Inc. and Bobby S. Shackouls, dated July 9, 1997
           (Exhibit 10.6 to Form 10-K, filed February 1998)............    *
+10.7      Employment Contract between Burlington Resources Inc. and H.
           Leighton Steward, dated October 22, 1997 (Exhibit 10.7 to
           Form 10-K, filed February 1998).............................    *
+10.8      Burlington Resources Inc. Compensation Plan for Non-Employee
           Directors as amended and restated (Exhibit 10.8 to Form
           10-K, filed February 1997)..................................    *
+10.9      Burlington Resources Inc. Key Executive Severance Protection
           Plan as amended June 8, 1989 (Exhibit 10.20 to Form 8, filed
           February 1992)..............................................    *
+10.11     Burlington Resources Inc. Retirement Income Plan for
           Directors (Exhibit 10.21 to Form 8, filed February 1991)....    *
+10.12     Burlington Resources Inc. Phantom Stock Plan for
           Non-Employee Directors, effective March 21, 1996 (Exhibit
           10.12 to Form 10-K, filed February 1996)....................    *
+10.13     Burlington Resources Inc. 1991 Director Charitable Award
           Plan, dated as of January 16, 1991 (Exhibit 10.22 to Form 8,
           filed February 1991)........................................    *

EXHIBIT                                                                   PAGE
NUMBER                             DESCRIPTION                           NUMBER
-------                            -----------                           ------
 10.14     Master Separation Agreement and documents related thereto
           dated January 15, 1992 by and among Burlington Resources
           Inc., El Paso Natural Gas Company and Meridian Oil Holding
           Inc., including exhibits (Exhibit 10.24 to Form 8, filed
           February 1992)..............................................    *
+10.15     Burlington Resources Inc. 1992 Stock Option Plan for
           Non-employee Directors (Exhibit 28.1 of Form S-8, No.
           33-46518, filed March 1992).................................    *
+10.16     Burlington Resources Inc. Key Executive Retention Plan and
           Amendments No. 1 and 2 (Exhibit 10.20 to Form 8, filed March
           1993).......................................................    *
           Amendments No. 3 and 4 to the Burlington Resources Inc. Key
           Executive Retention Plan (Exhibit 10.17 to Form 10-K, filed
           February 1994)..............................................    *
+10.17     Burlington Resources Inc. 1992 Performance Share Unit Plan
           as amended and restated (Exhibit 10.17 to Form 10-K, filed
           February 1997)..............................................    *
+10.18     Burlington Resources Inc. 1993 Stock Incentive Plan (Exhibit
           10.22 to Form 10-K, filed February 1994)....................    *
+10.20     Burlington Resources Inc. 1994 Restricted Stock Exchange
           Plan (Exhibit 10.23 to Form 10-K, filed February 1995)......    *
+10.21     Burlington Resources Inc. 1997 Performance Share Unit Plan,
           (Exhibit 10.21 to Form 10-K, filed February 1997)...........    *
 10.22     $400 million Short-term Revolving Credit Agreement, dated as of February 25, 1998, as Amended and Restated February 23,
           1999 between Burlington Resources Inc. and Chase Bank of
           Texas, N.A., as agent, dated as of February 23, 1999........
 10.23     $600 million Long-term Revolving Credit Agreement, dated as of February 25, 1998, between Burlington Resources Inc. and
           Morgan Guaranty Trust Company of New York as agent..........
           Amendment and Restatement Agreement dated as of February 23,
           1999 in respect of the Long-Term Credit Agreement...........
+10.24     Form of Termination Agreement with Certain Senior Management
           Personnel as amended (Exhibit 10(a)(i) to LL&E's Form 10-K,
           filed March 1996)...........................................    *
+10.25     Pension Agreement, dated as of December 27, 1994 (Exhibit
           10(e) to LL&E's Form 10-K filed March 1995).................    *
+10.26     Form of The Louisiana Land and Exploration Company Deferred
           Compensation Arrangement for Selected Key Employees (Exhibit
           10(g) to LL&E's Form 10-K filed March 1991).................    *
           Amendment to the LL&E Deferred Compensation Arrangement for
           Selected Key Employees dated December 21, 1998..............
+10.27     The LL&E Supplemental Excess Plan (Exhibit 10(j) to LL&E's
           Form 10-K filed March 1993).................................    *
 13.1      Burlington Resources Inc. 1998 Annual Report................
 21.1      Subsidiaries of the Registrant..............................
 23.1      Consent of Independent Accountants..........................
 27.1      Financial Data Schedule.....................................    **

---------------

 *Exhibit incorporated herein by reference as indicated.

**Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR System.

 +Exhibit constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.