Form 10-Q
period 1999-03-31
BURLINGTON RESOURCES INC
filed 1999-05-04
CIK 833320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


              Yes  (X)                               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                               Outstanding
          -----                                               -----------

Common Stock, par value $.01 per share,
      as of March 31, 1999                                    177,345,960

                              PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                        FIRST QUARTER
                                                    --------------------
                                                      1999         1998
                                                     ------       ------

                                         (In Millions, Except per Share Amounts)

Revenues............................................ $ 349        $ 432
                                                     ------       ------

Costs and Expenses
  Production Taxes .................................    17           24
  Production and Processing ........................    94           93
  Depreciation, Depletion and Amortization .........   129          128
  Exploration Costs ................................    48           54
  Administrative ...................................    35           34
                                                     ------       ------
Total Costs and Expenses ...........................   323          333
                                                     ------       ------

Operating Income ...................................    26           99
Interest Expense ...................................    41           36
Other Income - Net .................................     1            3
                                                     ------       ------


Income (Loss) Before Income Taxes ..................   (14)          66
Income Tax Expense (Benefit) .......................    (4)          18
                                                     ------       ------

Net Income (Loss)................................... $ (10)       $  48
                                                     ======       ======

Basic Earnings (Loss) per Common Share ............. $(.05)       $ .27
                                                     ======       ======

Diluted Earnings (Loss) per Common Share ........... $(.05)       $ .27
                                                     ======       ======



          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    March 31,   December 31,
                                                                      1999        1998
                                                                     -------     -------
                                                              (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents.........................................$    248    $      -
  Accounts Receivable...............................................     346         402
  Inventories.......................................................      34          33
  Other Current Assets..............................................      26          21
                                                                     -------     -------
                                                                         654         456
                                                                     -------     -------

Oil & Gas Properties (Successful Efforts Method)....................   9,456       9,348
Other Properties....................................................     841         828
                                                                     -------     -------
                                                                      10,297      10,176
  Accumulated Depreciation, Depletion and Amortization..............   4,947       4,818
                                                                     -------     -------
    Properties - Net................................................   5,350       5,358
                                                                     -------     -------

Other Assets........................................................     117         103
                                                                     -------     -------
      Total Assets.................................................. $ 6,121    $  5,917
                                                                     =======     =======

LIABILITIES
Current Liabilities
  Accounts Payable.................................................. $   355    $    374
  Taxes Payable.....................................................      49          53
  Accrued Interest..................................................      48          26
  Dividends Payable.................................................      24          24
  Deferred Revenue..................................................      16          17
  Other Current Liabilities.........................................       2           -
                                                                     -------     -------
                                                                         494         494
                                                                     -------     -------
Long-term Debt......................................................   2,197       1,938
                                                                     -------     -------
Deferred Income Taxes...............................................     187         199
                                                                     -------     -------
Deferred Revenue....................................................      36          40
                                                                     -------     -------
Other Liabilities and Deferred Credits..............................     215         217
                                                                     -------     -------
Put Options on Common Stock.........................................       -          11
                                                                     -------     -------


Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share
  (Authorized 75,000,000 Shares;  No Shares Issued).................       -           -
Common Stock, Par Value $.01 Per Share
  (Authorized 325,000,000 Shares;  Issued 202,795,635 Shares).......       2           2
Paid-in Capital.....................................................   2,993       2,984
Retained Earnings...................................................   1,005       1,039
                                                                     -------     -------
                                                                       4,000       4,025
Cost of Treasury Stock
  (25,449,675 and 25,420,562 Shares for 1999 and 1998, respectively)   1,008       1,007
                                                                     -------     -------
Stockholders' Equity................................................   2,992       3,018
                                                                     -------     -------
      Total Liabilities and Stockholders' Equity....................$  6,121    $  5,917
                                                                     =======     =======


          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                 FIRST QUARTER
                                                                ---------------
                                                                 1999      1998
                                                                ------    ------
                                                                  (In Millions)
Cash Flows From Operating Activities
 Net Income (Loss) .........................................    $ (10)    $  48
 Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided By Operating Activities
   Depreciation, Depletion and Amortization ................      133       131
   Deferred Income Taxes ...................................      (12)        8
   Exploration Costs .......................................       48        54
 Working Capital Changes
   Accounts Receivable .....................................       56        41
   Inventories .............................................       (1)       (2)
   Other Current Assets ....................................       (5)       (3)
   Accounts Payable ........................................      (19)     (129)
   Taxes Payable ...........................................       (4)       11
   Accrued Interest ........................................       22        19
   Other Current Liabilities ...............................        1        (1)
 Other .....................................................      (11)       59
                                                                ------    ------
     Net Cash Provided By Operating Activities .............      198       236
                                                                ------    ------

Cash Flows From Investing Activities
 Additions to Properties ...................................     (142)     (245)
 Short-term Investments ....................................       --         5
 Other .....................................................      (23)      (45)
                                                                ------    ------
     Net Cash Used In Investing Activities .................     (165)     (285)
                                                                ------    ------

Cash Flows From Financing Activities
 Proceeds from Long-term Debt ..............................      450        --
 Reduction in Long-term Debt ...............................     (190)       --
 Dividends Paid ............................................      (24)      (24)
 Common Stock Purchases ....................................       (9)       --
 Other .....................................................      (12)       (5)
                                                                ------    ------
     Net Cash Provided By (Used In) Financing Activities ...      215       (29)
                                                                ------    ------

Increase (Decrease) in Cash and Cash Equivalents ...........      248       (78)

Cash and Cash Equivalents
 Beginning of Year .........................................       --       152
                                                                ------    ------
 End of Period .............................................    $ 248     $  74
                                                                ======    ======

          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                   Notes TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The 1998 Annual Report of Burlington Resources Inc. (the "Company") includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q ("Quarterly Report"). The financial statements for the periods presented herein are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The consolidated financial statements include certain reclassifications that were made to conform to current presentation.

         Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 177 million for the first quarter of 1999 and 1998, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 178 million for the first quarter of 1999 and 1998, respectively. No adjustments were made to reported net income in the computation of EPS. EPS discussions within this document are in reference to basic EPS.

2.       COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is involved in several proceedings challenging the payment of royalties for its crude oil and natural gas production.

         On November 20, 1997, the Company and numerous other defendants entered into a settlement agreement in a lawsuit styled as The McMahon Foundation, et al. v. Amerada Hess Corporation, et al. This lawsuit is a proposed class action consisting of both working interest owners and royalty owners against numerous defendants, all of which are oil companies and/or purchasers of oil from oil companies, including Burlington Resources Oil & Gas Company, formerly known as Meridian Oil Inc. ("BROG") and The Louisiana Land and Exploration Company ("LL&E"). The plaintiffs allege that the defendants conspired to fix, depress, stabilize and maintain at artificially low levels the prices paid for oil by, among other things, setting their posted prices at arbitrary levels below competitive market prices. Cases involving similar allegations have been filed in federal courts in other states. On January 14, 1998, the United States Judicial Panel on Multidistrict Litigation issued an order consolidating these cases and transferring the McMahon case to the United States District Court for the Southern District of Texas in Corpus Christi (In Re Lease Oil Antitrust Litigation, MDL No. 1206). The Company and other defendants have entered into a Settlement Agreement which received preliminary approval by the Court on October 28, 1998. A hearing was held by the Court in April 1999 to receive evidence relating to the fairness and reasonableness of the settlement and a decision by the Court is pending.

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

         Based on the Company's present understanding of the various governmental proceedings relating to royalty payments, described in the preceding two paragraphs, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, in the event that the Company is found to have violated the civil False Claims Act or is indicted or convicted on criminal charges, the Company could be subjected to a variety of sanctions, including trebble damages, substantial monetary fines, civil and/or criminal penalties and a temporary suspension from entering into future federal mineral leases and other federal contracts for a defined period of time. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

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


3.       COMMODITY HEDGING ACTIVITIES


         The Company enters into gas swap agreements to fix the price of anticipated future natural gas production. As of March 31, 1999, the Company has the following volumes hedged.

                Total Hedged             Average
 Production       Volume               Hedge/Strike         Deferred Gain
    Period        (MMBTU)                 Price             (In Millions)
 -----------    ------------          --------------       ---------------

   1999          119,150,000            $   2.33               $   23
   2000          201,300,000                2.33                   10
   2001           91,345,000                2.35                    -
   2002            2,530,000            $   2.57               $    -


     Due to the change in gas prices, the deferred loss on gas swaps as of Apirl 30, 1999 is $18 million.


4.       SEGMENT AND GEOGRAPHIC INFORMATION

         The Company's reportable segments are North America and International. Both segments are engaged principally in the exploration, development, production and marketing of oil and gas. The North America segment is responsible for the Company's operations in the U.S. and Canada and the International segment is responsible for all operations outside that geographical region. There are no significant intersegment sales or transfers.

         The  following  tables  present   information  about  reported  segment
operations.

                                                    First Quarter 1999
                                       -----------------------------------------
                                       North America    International     Total
                                       -------------    --------------   -------
                                                      (In Millions)
  Revenues.............................   $ 320           $  29           $ 349
  Operating income (loss)..............      87             (22)             65
  Additions to oil and gas properties..   $  63           $  68           $ 131



                                                    First Quarter 1998
                                       -----------------------------------------
                                       North America    International     Total
                                       -------------    --------------   -------
                                                      (In Millions)
  Revenues.............................   $ 385           $  47           $ 432
  Operating income.....................     136               1             137
  Additions to oil and gas properties..   $ 200           $  42           $ 242

         The following is a reconciliation of segment operating income to consolidated income (loss) before income taxes.

                                                            First Quarter
                                                       -------------------------
                                                         1999           1998
                                                       ----------     ----------
                                                             (In Millions)
  Total operating income for reportable segments....    $  65          $ 137
  Corporate expenses................................       39             38
  Interest expense..................................       41             36
  Other income - net................................        1              3
                                                       ----------     ----------
  Consolidated income (loss) before income taxes....    $ (14)         $  66
                                                       ==========     ==========

         The following is a reconciliation of segment additions to oil and gas properties to consolidated amounts.


                                                                       First Quarter
                                                                      ---------------
                                                                       1999     1998
                                                                      ------   ------
                                                                       (In Millions)
   Total additions to oil and gas properties for reportable segments.  $ 131   $ 242
   Administrative expenditures.......................................     11       3
                                                                      ------   ------
   Consolidated additions to properties..............................  $ 142   $ 245
                                                                      ======   ======


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

         The total long-term debt to capital ratio at March 31, 1999 and December 31, 1998 was 42 percent and 39 percent, respectively. In March 1999, the Company issued $450 million of 7 3/8% Debentures due March 1, 2029. The net proceeds will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and reducing indebtedness. Indebtedness includes $300 million notes maturing in May 1999 and $150 million notes maturing in August 1999. During the first quarter, commercial paper of $190 million was repaid.

         The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in February 2003 and a $400 million revolving credit agreement that expires in February 2000. The $400 million revolving credit agreement is renewable annually by mutual consent. As of March 31, 1999, there were no borrowings outstanding under the credit facilities. The Company also has the capacity to issue $550 million of securities under a shelf registration statement filed with the Securities and Exchange Commission. The Company plans to restore that capacity to $1 billion during the second quarter of 1999.

         In July 1998, the Company's Board of Directors approved the repurchase of up to two million shares of its Common Stock. During the first quarter of 1999, the Company repurchased 250,000 shares of its Common Stock for $9 million. Since December 1988, the Company has repurchased approximately 32 million shares. In conjunction with the Company's stock repurchase program, the Company sold put options ("options") during 1998. The options entitled the holders, upon exercise on the expiration dates, to sell shares of BR Common Stock to the Company at specified prices. Alternatively, the Company retained the ability to settle the options in cash. During the first quarter of 1999, 150,000 options were exercised, 115,000 expired and none remained outstanding at March 31, 1999.

         Net cash provided by operating activities for the first three months of 1999 was $198 million compared to $236 million in 1998. The decrease was primarily due to lower operating income, principally as a result of lower commodity prices.

         The Company and its subsidiaries are named defendants in numerous lawsuits and named parties in numerous governmental and other proceedings arising in the ordinary course of business. While the outcome of lawsuits and other proceedings cannot be predicted with certainty, management believes these matters will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flows could be significantly impacted in the reporting periods in which such matters are resolved.

         The Company has certain other commitments and uncertainties related to its normal operations. Management believes that there are no other commitments, uncertainties or contingent liabilities that will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Capital Expenditures

         Capital expenditures for the first three months of 1999 totaled $142 million compared to $245 million in 1998. Capital expenditures, excluding proved property acquisitions, are currently projected to be approximately $750 million for all of 1999 and are expected to be primarily for the development and exploration of oil and gas properties and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flows, supplemented, if needed, by external financing.

Dividends

     On April 7, 1999, the Board of Directors declared a quarterly common stock dividend of $.1375 per share, payable July 1, 1999.

Results of Operations - First Quarter 1999 Compared to First Quarter 1998

         The Company reported a net loss of $10 million or $.05 per share for the first quarter of 1999 compared to net income of $48 million or $.27 per share in 1998. Operating income for the first quarter of 1999 was $26 million compared to $99 million in 1998.

         Revenues were $349 million for the first quarter of 1999 compared to $432 million for the first quarter of 1998. Natural gas sales prices decreased 7 percent to $1.88 per MCF which decreased revenues $21 million. Natural gas sales volumes decreased 5 percent to 1,565 MMCF per day which decreased revenues $15 million. Average oil sales prices decreased 31 percent to $10.55 per barrel which decreased revenues $32 million. Oil sales volumes decreased 13 percent to
74.5 MBbls per day which decreased revenues $16 million. Gas and oil sales volumes decreased primarily due to decreased activity on the Gulf of Mexico shelf as a result of lower capital spending in the area.

         Costs and expenses were $323 million for the first quarter of 1999 compared to $333 million in 1998. The decrease was primarily due to a $6 million decrease in exploration costs and a $7 million decrease in production taxes partially offset by a $3 million increase in other expenses.

         Interest expense was $41 million for the first quarter of 1999 compared to $36 million in 1998. The increase was due to the $450 million of fixed-rate debt issued in March 1999 and also higher outstanding commercial paper borrowings in 1999.

         The effective income tax rate was a benefit of approximately 32 percent for the first quarter of 1999 compared to a 28 percent expense in 1998. The decrease in income tax expense was primarily due to lower pretax income partially offset by lower benefits from nonconventional fuel tax credits.

Other Matters

         The year 2000 issue is the result of computer systems and other equipment with embedded chips or processors using two digits instead of four to define a specific year and potentially being unable to process accurately certain data before, during or after the year 2000. This could result in system failures or miscalculations, causing disruptions to various activities and operations.

     The Company began a program during 1996 to assess computer software and hardware (hereafter referred to as information technology), which included an assessment of any year 2000 issues. Since 1996, significant portions of the
Company's information technology has been replaced with information technology that is year 2000 compliant, and the Company has further developed a year 2000 readiness plan.

         The Company's year 2000 readiness plan involves four phases: assessment, remediation, testing and implementation. The Company has completed its assessment of all material systems that could be affected by the year 2000 issue. The assessment confirmed that information technology exposures were not material; however, assets used in producing, gathering and transporting hydrocarbons (hereafter referred to as operating equipment) were determined to be at risk of encountering year 2000 problems.

         The Company has completed 90 percent of the remediation phase for all significant operating equipment. It has completed 80 percent of the testing and implementation phases for operating equipment and expects to have those phases completed in the second quarter of 1999. The Company's goal under its year 2000 readiness plan is to ensure that all critical operating equipment, systems and processes under its direct control remain operational. However, because certain operating equipment, systems and processes may be linked with systems outside of the Company's control, there can be no assurance that all implementations will be successful.

         The Company has no means of ensuring that its third-party vendors and suppliers will be year 2000 compliant. The Company has contacted all third-party vendors and suppliers of products and services that it considers material to its operations in order to ascertain their level of year 2000 readiness. All of the significant vendors and suppliers of the Company have responded that they believe the year 2000 issue will not have a material adverse impact on their ability to perform. However, if the Company's third party vendors and suppliers are unable to perform because of year 2000 problems, such failures could result in the inability to transport, deliver or market crude oil, natural gas or natural gas liquids.

         Crude oil gathering, transportation and marketing by the Company are widely dispersed across the United States, and it is unlikely that a year 2000 failure by any single gatherer, transporter, or purchaser of crude oil would significantly impact the Company. A significant portion of natural gas sales originate in the San Juan Basin. Natural gas is gathered in the San Juan Basin through three primary gathering systems operated by an affiliate and two other companies. The gas is then sold through two primary pipelines. Approximately 70% of natural gas sales by all producers in the San Juan Basin and 35% of the Company's natural gas sales are transported to markets by a single pipeline system. The Company, in conjunction with other major producers in the San Juan Basin, has evaluated these entities' assessment, remediation, testing and implementation on their systems for year 2000 readiness. The Company and other major producers have had discussions with certain suppliers and vendors upon which these gathering and transportation systems rely to perform their services for the Company. The Company has also participated in the development of contingency plans to deal with unforeseeable year 2000 failures. If a failure does occur with respect to the gathering and transportation of natural gas in the San Juan Basin, the Company is developing contingency plans to address the reasonably foreseeable issues. These plans include manual back-up of computer controlled and embedded technology systems and identification of alternative vendors and suppliers.

         Although management believes it is unlikely, the most reasonable worst case scenario for the Company would be a complete or partial failure of one or more of the three gathering systems or the complete or partial failure of one of the transportation lines in the San Juan Basin. Such a failure could disrupt or delay a significant portion of the gas sales out of the San Juan Basin during the time of the failure and could be material to the Company.

         The Company has enhanced existing crisis management plans and year 2000 contingency plans to address potential operational disruptions throughout its production areas. The year 2000 readiness project is estimated to cost $3 million, of which $2.5 million has been incurred. The costs of the contingency plans are estimated to be $500,000. Management does not expect the costs of the Company's year 2000 project to have material adverse effect on the Company's financial position, results of operations or cash flows.

         The Company's plan to complete the year 2000 modifications and its estimate of the worst case scenarios and contingency plans are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the failure of embedded chip technology, the inability to control third parties and their year 2000 readiness programs, the failure of electric, communication or transportation infrastructure in the areas where the Company operates and other uncertainties.

         Presently, based on information available, the Company cannot conclude that any failure of the Company or third parties to achieve year 2000 compliance will not adversely affect the Company.


Forward-looking Statements

         This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company's current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company's 1998 Form 10-K.

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

                10.28     Severance Benefit Agreement between               15
                          John A. Williams and the Company

                27.1      Financial Data Schedule                           **

*    Exhibit incorporated by reference.
** Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR System.

              B.  Reports on Form 8-K

              On March 2, 1999, the Company filed Form 8-K in connection with the issuance of $450 million of 7 3/8% Debentures.

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


                                                 BURLINGTON RESOURCES INC.
                                                     (Registrant)



                                           By     /s/ John E. Hagale
                                                  John E. Hagale
                                                  Executive  Vice  President and
                                                  Chief Financial Officer



                                           By     /s/ Philip W. Cook
                                                  Philip W. Cook
                                                  Vice President, Controller and
                                                  Chief Accounting Officer


Date:  May 4, 1999

                                  EXHIBIT 10.28


                           SEVERANCE BENEFIT AGREEMENT

     This Severance Benefit Agreement (the "Agreement") is entered into by and between John A. Williams (the "Employee") and Burlington Resources Inc. ("BR").


                                    RECITALS

     A. The Employee is employed in Houston, Texas as President and Chief Executive Officer of Burlington Resources International Inc. ("International") and Senior Vice President of The Louisiana Land and Exploration Company ("LL&E").

     B. LL&E and International are all wholly owned subsidiaries of BR. BR, LL&E, Burlington Resources Oil & Gas Company ("Burlington"), International and other subsidiaries of BR are hereinafter collectively referred to as the "BR Companies."

     C. The Employee would be entitled to certain benefits under that certain Termination Agreement (the "Termination Agreement") entered into as of March 13, 1996 between the Employee and LL&E in the event of the "Involuntary Termination" (as such phrase is defined in the Termination Agreement) of employment of the Employee with LL&E on or before October 21, 1999.

     D. BR wishes to induce the Employee to continue in the employment of the BR Companies beyond October 21, 1999.

     E. In exchange for BR's agreement to provide severance benefits as provided for herein, the Employee is willing to waive his rights under the Termination Agreement.

     In order to set forth the understanding of the parties with respect to severance benefits in the event of the termination of the Employee's employment with the BR Companies, the Employee and BR have agreed to enter into this Agreement.


                                   AGREEMENTS

         In consideration of the foregoing recitals, the mutual agreements and undertakings of the parties set forth below, and other good and valuable consideration, the receipt, adequacy and sufficiency of which are hereby expressly confessed and acknowledged, BR and the Employee agree as follows:

1.       Waiver of Rights under Termination Agreement

         The Employee hereby waives any and all rights that the Employee may have under the Termination Agreement, including without limitation any entitlement to severance benefits and any other payments or benefits thereunder or otherwise.

2.       Severance Benefits

         BR agrees that, in the event either (i) the employment of the Employee with the BR Companies is terminated by the BR Companies other than for "Cause" (as hereinafter defined) prior to September 30, 2002 or (ii) the Employee terminates employment with the BR Companies for "Good Reason" (as hereinafter defined) prior to September 30, 2002, the total value of severance payments and benefits paid to the Employee by the BR Companies shall in no event be less than the following:

          (i) If such termination occurs during the period commencing on the date of this Agreement through and including September 30, 1999, the sum of $3,000,000;

         (ii) If such termination occurs during the period commencing on October 1, 1999 through and including September 30, 2002, the sum of $3,000,000 reduced by the amount of $83,333.333 at the beginning of each month after September 1999 during which Employee remains employed by one or more of the BR Companies.

         The severance payment described above is not intended to be payable in addition to any other severance, change in control or termination payments or benefits which any of the BR Companies may, in their sole and absolute discretion, decide to pay the Employee or to which the Employee may be entitled under any plan, program, arrangement or other agreement of any of the BR Companies, but instead constitutes a minimum severance payment payable hereunder only to the extent not satisfied by the value of payments and benefits
(including, without limitation, the accelerated vesting of any long term incentive benefits), if any, payable as severance, change in control or other termination payments or benefits under all such plans, programs, agreements and arrangements or otherwise paid as severance, change in control or other termination payments or benefits by any of the BR Companies. For purposes of this Section 2, the following definitions shall apply:

         (a) "Cause" shall mean (i) an act or acts of dishonesty on the part of the Employee resulting or intended to result directly or indirectly in substantial gain or personal enrichment to which the Employee was not legally entitled at the expense of any of the BR Companies, or (ii) a material breach of the Employee's duties or responsibilities resulting in demonstrably material injury to any of the BR Companies.

         (b) "Good Reason" shall mean a material reduction in the Employee's base salary or bonus opportunity other than in connection with a reduction that also applies to all or substantially all other officers of Burlington.


3.       LL&E Service

         Although the BR Companies are not obligated to do so (and would not otherwise as a matter of practice do so), BR expects that, if any of the BR Companies choose to provide a severance benefit to the Employee using service as a factor in determining the amount of the benefit, the BR Companies will take into account the Employee's service with LL&E prior to LL&E's becoming a subsidiary of BR as if such service were service with Burlington. The preceding sentence reflects only the current expectation of BR, and the parties hereby expressly acknowledge that this Agreement, including this Section 3, does not create any obligation on the part of any of the BR Companies to pay any severance benefit to the Employee (based on years of service or otherwise) apart from the benefit described in Section 2 hereof and does not restrict in any way the discretion of the BR Companies in determining the amount of any severance benefit except as provided in Section 2 hereof.

4.       Miscellaneous

         The Employee understands and agrees that this Agreement is being executed by BR on behalf of each of the BR Companies, and that all of the rights of BR under this Agreement and all of the Employee's obligations under this Agreement will inure to the benefit of the BR Companies and may be enforced by any of the BR Companies.

         The Employee represents, warrants and agrees that he does not rely and has not relied on any representation or statement made by any officer, director, agent or representative of any of the BR Companies with regard to the subject matter, background or effect of this Agreement, except as expressly set forth in this Agreement.

         This Agreement sets forth the entire agreement between the parties and supersedes any and all prior agreements or understandings (whether or not in writing) pertaining to the subject matter of this Agreement.

         This Agreement shall be governed by and construed under the laws of the State of Texas.

         This Agreement is executed in duplicate originals and is effective if signed by both parties and an executed copy is returned to BR.

EMPLOYEE                                             BURLINGTON RESOURCES INC.


/s/ John A. Williams                                 /s/ L. David Hanower
John A. Williams                                     By:  L. David Hanower
                                                     Its Senior Vice President

Date:  March 25, 1999                                Date:  March 25, 1999