Form 10-Q
period 1999-06-30
BURLINGTON RESOURCES INC
filed 1999-08-06
CIK 833320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                       Yes   X                                         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                                       Outstanding

Common Stock, par value $.01 per share,
            as of June 30, 1999                                    177,493,347

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                 SECOND QUARTER      SIX MONTHS
                                                 -------------    --------------
                                                 1999    1998     1999     1998
                                                 -----   -----    -----   -----

                                         (In Millions, Except per Share Amounts)

Revenues .....................................   $ 376   $ 412    $ 725   $ 844
                                                 -----   -----    -----   -----

Costs and Expenses
 Production Taxes ............................      24      24       41      48
 Production and Processing ...................      89      96      183     189
 Depreciation, Depletion and Amortization ....     125     132      254     260
 Exploration Costs ...........................      41      62       89     116
 Administrative ..............................      32      34       67      68
                                                 -----   -----    -----   -----
Total Costs and Expenses .....................     311     348      634     681
                                                 -----   -----    -----   -----

Operating Income .............................      65      64       91     163
Interest Expense .............................      42      36       83      72
Other Expense (Income) - Net .................       1      (2)      --      (5)
                                                 -----   -----    -----   -----

Income Before Income Taxes ...................      22      30        8      96
Income Tax Expense ...........................       7       7        3      25
                                                 -----   -----    -----   -----

Net Income ...................................   $  15   $  23    $   5   $  71
                                                 =====   =====    =====   =====

Basic Earnings per Common Share ..............   $ .08   $ .13    $ .03   $ .40
                                                 =====   =====    =====   =====

Diluted Earnings per Common Share ............   $ .08   $ .13    $ .03   $ .40
                                                 =====   =====    =====   =====




          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                       June 30, December 31,
                                                                        1999      1998
                                                                       -------   -------
                                                                  (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents ........................................   $    --     $  --
  Accounts Receivable ..............................................       343       402
  Inventories ......................................................        34        33
  Other Current Assets .............................................        26        21
                                                                       -------   -------
                                                                           403       456
                                                                       -------   -------

Oil & Gas Properties (Successful Efforts Method) ...................     9,554     9,348
Other Properties ...................................................       854       828
                                                                       -------   -------
                                                                        10,408    10,176
  Accumulated Depreciation, Depletion and Amortization .............     5,081     4,818
                                                                       -------   -------
    Properties - Net ...............................................     5,327     5,358
                                                                       -------   -------

Other Assets .......................................................       122       103
                                                                       -------   -------
      Total Assets .................................................   $ 5,852   $ 5,917
                                                                       =======   =======
LIABILITIES
Current Liabilities
  Accounts Payable .................................................   $   302   $   374
  Taxes Payable ....................................................        49        53
  Accrued Interest .................................................        34        26
  Dividends Payable ................................................        24        24
  Deferred Revenue .................................................        16        17
  Other Current Liabilities ........................................         2        --
                                                                       -------   -------
                                                                           427       494
                                                                       -------   -------
Long-term Debt .....................................................     1,988     1,938
                                                                       -------   -------
Deferred Income Taxes ..............................................       200       199
                                                                       -------   -------
Deferred Revenue ...................................................        32        40
                                                                       -------   -------
Other Liabilities and Deferred Credits .............................       217       217
                                                                       -------   -------
Put Options on Common Stock ........................................        --        11
                                                                       -------   -------
Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share
  (Authorized 75,000,000 Shares;  No Shares Issued) ................        --        --
Common Stock, Par Value $.01 Per Share
  (Authorized 325,000,000 Shares;  Issued 202,795,635 Shares) ......         2         2
Paid-in Capital ....................................................     2,993     2,984
Retained Earnings ..................................................       995     1,039
                                                                       -------   -------
                                                                         3,990     4,025
Cost of Treasury Stock
  (25,302,288 and 25,420,562 Shares for 1999 and 1998, respectively)     1,002     1,007
                                                                       -------   -------
Stockholders' Equity ...............................................     2,988     3,018
                                                                       -------   -------
      Total Liabilities and Stockholders' Equity ...................   $ 5,852   $ 5,917
                                                                       =======   =======



          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                  SIX MONTHS
                                                               ----------------
                                                               1999       1998
                                                               -----      -----
                                                                (In Millions)

Cash Flows From Operating Activities
 Net Income ..............................................     $   5      $  71
 Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities
   Depreciation, Depletion and Amortization ..............       262        267
   Deferred Income Taxes .................................         1        (11)
   Exploration Costs .....................................        89        116
 Working Capital Changes
   Accounts Receivable ...................................        59         48
   Inventories ...........................................        (1)        (8)
   Other Current Assets ..................................        (5)        --
   Accounts Payable ......................................       (72)      (159)
   Taxes Payable .........................................        (4)        16
   Accrued Interest ......................................         8         (1)
   Other Current Liabilities .............................         1         (1)
 Other ...................................................        15         37
                                                                -----      -----
    Net Cash Provided By Operating Activities ............       358        375
                                                                -----      -----
Cash Flows From Investing Activities
   Additions to Properties ...............................      (312)      (537)
   Short-term Investments ................................        --         14
   Other .................................................       (31)       (35)
                                                                -----      -----
      Net Cash Used In Investing Activities ..............      (343)      (558)
                                                                -----      -----
Cash Flows From Financing Activities
   Proceeds from Long-term Debt ..........................       450         92
   Reduction in Long-term Debt ...........................      (400)        --
   Dividends Paid ........................................       (49)       (49)
   Common Stock Purchases ................................        (9)        --
   Other .................................................        (7)        11
                                                                -----      -----
      Net Cash Provided By (Used In) Financing Activities        (15)        54
                                                                -----      -----

Decrease in Cash and Cash Equivalents ....................        --       (129)

Cash and Cash Equivalents
   Beginning of Year .....................................        --        152
                                                                -----      -----
   End of Period .........................................     $  --      $  23
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

         Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 177 million for the second quarter and for the first six months of 1999 and 1998. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 178 million for the second quarter and for the first six months of 1999 and 1998. No adjustments were made to reported net income in the computation of EPS. EPS discussions within this document are in reference to basic EPS.

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


3.       COMMODITY HEDGING ACTIVITIES


         The Company enters into gas swap agreements to fix the price of anticipated future natural gas production. As of June 30, 1999, the Company has the following volumes hedged.

                         Total Hedged        Average
         Production         Volume        Hedge/Strike        Deferred Loss
           Period          (MMBTU)            Price           (In Millions)
       ------------     -------------     --------------     --------------

            1999           49,810,000        $ 2.27              $ (3)
            2000          156,950,000          2.33               (22)
            2001           91,345,000          2.35               (12)
            2002            2,530,000        $ 2.57              $  -

         The Company enters into call option agreements which when matched with gas swap agreements result in a synthetic put option, which allows the Company to participate in market price increases that exceed the floor price. As of June 30, 1999, the Company had approximately 27 million MMBTU of gas matched with swap agreements at $2.27. The deferred gain on these transactions is approximately $2 million.

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

                                                                         Second Quarter
                                           ----------------------------------------------------------------------------
                                                           1999                                     1998
                                           -------------------------------------     -----------------------------------
                                             North                                   North
                                            America    International      Total     America    International     Total
                                           ---------  ---------------    -------   ---------  ---------------   -------
                                                                          (In Millions)

Revenues ...........................         $340         $ 36             $376       $374          $ 38          $412
Operating income (loss) ............          109          (10)              99         99             1           100
Additions to oil and gas properties          $134         $ 33             $167       $258          $ 15          $273



                                                                           Six Months
                                           ----------------------------------------------------------------------------
                                                           1999                                     1998
                                           -------------------------------------     -----------------------------------
                                             North                                   North
                                            America    International      Total     America    International     Total
                                                                         (In Millions)

Revenues ..........................          $ 660        $  65           $ 725      $ 759        $  85          $ 844
Operating income (loss) ...........            196          (32)            164        235            2            237
Additions to oil and gas properties          $ 197        $ 101           $ 298      $ 458        $  57          $ 515

         The following is a reconciliation of segment operating income to consolidated income (loss) before income taxes.




                                                                  Second Quarter                    Six Months
                                                            ----------------------------    ---------------------------
                                                               1999            1998            1999            1998
                                                            ------------    ------------    -----------     -----------
                                                                                  (In Millions)
Total operating income for reportable segments                $  99           $  100          $ 164           $ 237
Corporate expenses ...........................                   34               36             73              74
Interest expense .............................                   42               36             83              72
Other expense (income) - net .................                    1               (2)            --              (5)
                                                            ------------    ------------    -----------     -----------
Consolidated income before income taxes ......                $  22           $   30          $   8           $  96
                                                            ============    ============    ===========     ===========

         The following is a reconciliation of segment additions to oil and gas properties to consolidated amounts.




                                                                            Second Quarter               Six Months
                                                                            --------------------     --------------------
                                                                             1999         1998          1999        1998
                                                                            --------     -------     --------    --------
                                                                                           (In Millions)
Total additions to oil and gas properties for reportable segments..          $ 167       $ 273         $ 298       $ 515
Administrative expenditures..............................................        3          19            14          22
                                                                            --------     -------     --------    --------
Consolidated additions to properties...................................      $ 170       $ 292         $ 312       $ 537
                                                                            ========     =======     ========    ========

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

         The total long-term debt to capital ratio at June 30, 1999 and December 31, 1998 was 40 percent and 39 percent, respectively.

         The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in February 2003 and a $400 million revolving credit agreement that expires in February 2000. The $400 million revolving credit agreement is renewable annually by mutual consent. As of June 30, 1999, there were no borrowings outstanding under the credit facilities. The Company also has the capacity to issue $1 billion of securities under a shelf registration statement filed with the Securities and Exchange Commission.

         At June 30, 1999, the Company's total outstanding debt included commercial paper borrowings of $91 million at an average interest rate of 6 percent and $150 million of 6 7/8 percent notes maturing in August 1999.

         Net cash provided by operating activities for the first six months of 1999 was $358 million compared to $375 million in 1998. The decrease was primarily due to lower operating income partially offset by higher working capital and other changes.

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

Capital Expenditures

         Capital expenditures for the first six months of 1999 totaled $312 million compared to $537 million in 1998. Capital expenditures are currently projected to be approximately $750 million for all of 1999 and are expected to be primarily for the development and exploration of oil and gas properties and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flows, supplemented, if needed, by external financing.

Dividends

     On July 7, 1999, the Board of Directors declared a quarterly common stock dividend of $.1375 per share, payable October 1, 1999.

Results of Operations - Second Quarter 1999 Compared to Second Quarter 1998

         The Company reported net income of $15 million or $.08 per share for the second quarter of 1999 compared to $23 million or $.13 per share in 1998. Operating income for the second quarter of 1999 was $65 million compared to $64 million in 1998.

         Revenues were $376 million for the second quarter of 1999 compared to $412 million for the second quarter of 1998. Natural gas sales prices decreased 1 percent to $1.92 per MCF and gas sales volumes decreased 10 percent to 1,502 MMCF per day which decreased revenues $1 million and $28 million, respectively. Average oil sales prices increased 14 percent to $15.33 per barrel and oil sales volumes decreased 17 percent to 69.9 MBbls per day which increased revenues $12 million and decreased revenues $18 million, respectively. Gas and oil sales volumes decreased primarily due to reduced capital spending on the Gulf of Mexico shelf coupled with steep production declines in the area.

         Costs and expenses were $311 million for the second quarter of 1999 compared to $348 in 1998. The decrease was primarily due to a $21 million decrease in exploration costs, a $7 million decrease in production and processing expenses, a $7 million decrease in depreciation, depletion and amortization and a $2 million decrease in administrative expenses.

         Interest expense was $42 million for the second quarter of 1999 compared to $36 million in 1998. The increase was due to the $450 million of fixed-rate debt issued in March 1999 and also higher outstanding commercial paper borrowings in 1999.

     Other expense (income) - net was an expense of $1 million for the second quarter of 1999 compared to income of $2 million in 1998, primarily due to lower interest income in 1999.

     The effective income tax rate was 32 percent for the second quarter of 1999 compared to 24 percent in 1998. The effective tax rate increased primarily as a result of lower nonconventional fuel tax credits.

Results of Operations - Six Months 1999 Compared to Six Months 1998

         The Company reported net income of $5 million or $.03 per share for the first six months of 1999 compared to $71 million or $.40 per share in 1998. Operating income for the first six months of 1999 was $91 million compared to $163 million in 1998.

         Revenues were $725 million for the first six months of 1999 compared to $844 million in 1998. Natural gas sales prices decreased 4 percent to $1.90 per MCF and gas sales volumes decreased 7 percent to 1,533 MMCF per day which decreased revenues $22 million and $43 million, respectively. Average oil sales prices decreased 10 percent to $12.88 per barrel and oil sales volumes decreased 15 percent to 72.2 MBbls per day which decreased revenues $19 million and $34 million, respectively. Gas and oil sales volumes decreased primarily due to reduced capital spending on the Gulf of Mexico shelf coupled with steep production declines in the area.

         Costs and expenses were $634 million for the first six months of 1999 compared to $681 million in 1998. The decrease was primarily due to a $27 million decrease in exploration costs, a $7 million decrease in production taxes, a $6 million decrease in production and processing, a $6 million decrease in depreciation, depletion and amortization and a $1 million decrease in administrative expenses.

         Interest expense was $83 million for the first six months of 1999 compared to $72 million in 1998. The increase was due to the $450 million of fixed-rate debt issued in March 1999 and also higher outstanding commercial paper borrowings in 1999.

     Other expense (income) - net was an expense of $100 thousand for the second quarter of 1999 compared to income of $5 million in 1998, primarily due to lower interest income in 1999.

     The effective income tax rate was 34 percent and an expense of $3 million for the first six months of 1999 compared to 26 percent and an expense of $25 million in 1998. The decreased tax expense in 1999 is primarily a result of lower pretax income offset by lower benefits from nonconventional fuel tax credits.

Other Matters

Year 2000 Compliance

         The year 2000 issue is the result of computer systems and other equipment with embedded chips or processors using two digits instead of four to define a specific year and potentially being unable to process accurately certain data before, during or after the year 2000. This could result in system failures or miscalculations, causing disruptions to various activities and operations.

         The Company began a program during 1996 to assess computer software and hardware (hereafter referred to as information technology), which included an assessment of any year 2000 issues. Since 1996, significant portions of the Company's information technology have been replaced with information technology that is year 2000 compliant, and the Company has further developed a year 2000 readiness plan.

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

         The Company has completed the remediation, testing and implementation phases for all significant operating equipment. The Company's goal under its year 2000 readiness plan is to ensure that all critical operating equipment, systems and processes under its direct control remain operational. However, because certain operating equipment, systems and processes may be linked with systems outside of the Company's control, there can be no assurance that all implementations will be successful.

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

         Crude oil gathering, transportation and marketing by the Company are widely dispersed across the United States, and it is unlikely that a year 2000 failure by any single gatherer, transporter, or purchaser of crude oil would significantly impact the Company. A significant portion of natural gas sales originate in the San Juan Basin. Natural gas is gathered in the San Juan Basin through three primary gathering systems operated by an affiliate and two other companies. The gas is then sold through two primary pipelines. Approximately 70% of natural gas sales by all producers in the San Juan Basin and 35% of the Company's natural gas sales are transported to markets by a single pipeline system. The Company, in conjunction with other major producers in the San Juan Basin, has evaluated these entities' assessment, remediation, testing and implementation on their systems for year 2000 readiness. The Company and other major producers have had discussions with certain suppliers and vendors upon which these gathering and transportation systems rely to perform their services for the Company. The Company has also participated in the development of contingency plans to deal with unforeseeable year 2000 failures. If a failure does occur with respect to the gathering and transportation of natural gas in the San Juan Basin, the Company is continuing to develop contingency plans to address the reasonably foreseeable issues. These plans include manual back-up of computer controlled and embedded technology systems and identification of alternative vendors and suppliers.

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

         The Company has enhanced existing crisis management plans and year 2000 contingency plans to address potential operational disruptions throughout its production areas. The Company has substantially completed its year 2000 readiness project at a cost of approximately $3 million. The costs of the contingency plans are estimated to be $500,000.

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

Recent Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133.

     SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 137 during the first quarter of the year ended December 31, 2001.

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

                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings

              See Note 2 of Notes to Consolidated Financial Statements.

ITEM 4.       Submission of Matters to a Vote of Security Holders

              The Annual Meeting of Stockholders was held on April 7, 1999. The following were nominated and elected to serve as Directors of Burlington Resources Inc. for a term of one year or until their successors shall have been duly elected and qualified:

              Nominee                            For                   Withheld

              J. V. Byrne                     142,647,638             12,947,287

              S. P. Gilbert                   142,760,663             12,834,262

              L. I. Grant                     142,809,357             12,785,568

              J. T. LaMacchia                 142,781,577             12,813,348

              J. F. McDonald                  142,809,080             12,785,845

              K. W. Orce                      142,793,016             12,801,909

              D. M. Roberts                   142,790,572             12,804,353

              J. F. Schwarz                   142,734,606             12,860,319

              W. Scott, Jr.                   142,741,619             12,853,306

              B. S. Shackouls                 142,740,306             12,854,619

              H. L. Steward                   142,698,241             12,896,684

              W. E. Wall                      142,705,878             12,899,047

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

                10.29      Employment  contract  between  the                15
                           Company and Bobby S. Shackouls

                27.1       Financial Data Schedule                           **

*    Exhibit incorporated by reference.
** Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR System.

              B.  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the second quarter of 1999.

Items 2, 3 and 5 of Part II are not applicable and have been omitted.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BURLINGTON RESOURCES INC.
                                  (Registrant)



                           By     /s/ John E. Hagale
                                 --------------------
                                   John E. Hagale
                                   Executive Vice President and
                                   Chief Financial Officer



                           By     /s/ Philip W. Cook
                                 --------------------
                                   Philip W. Cook
                                   Vice President, Controller and
                                   Chief Accounting Officer


Date:  August 5, 1999

                                  EXHIBIT 10.29






July 7, 1999


Mr. Bobby S. Shackouls
5051 Westheimer, Suite 1400
Houston, Texas  77056

Dear Bobby,

         Your employment agreement with Burlington Resources Inc. (the "Company") is dated December 5, 1995 and was previously amended on July 9, 1997. The Board of Directors of the Company (the "Board") has deemed it advisable and in the best interests of the Company and its stockholders to amend and restate the 1995 agreement with respect to the matters addressed herein. Accordingly, this letter (the "Agreement"), when accepted by you in the space provided below, will amend and restate the 1995 agreement (as amended) in its entirety. In consideration of the mutual promises and agreements set forth herein, you and the Company agree as follows:

     1. Position. The Company agrees to employ you and you agree to act as its Chairman of the Board, President and Chief Executive Officer. During the Term (as defined below) of this Agreement, you agree to devote substantially all of your business efforts on a full time basis to the business, affairs and interests of the Company and its subsidiaries.

     2. Term. The term of this Agreement (the "Term") shall commence on July 7, 1999 and shall be for three years, subject to earlier termination in accordance with the provisions of Section 4 below. If the Agreement has not already been terminated in accordance with the provisions of Section 4 below, beginning on August 1, 1999 and on the first day of each month thereafter, the Term shall automatically be extended for an additional month (so as to establish a three year remaining term) unless either party has given notice in writing that it does not wish to extend the Term. Notwithstanding the foregoing, this Agreement shall end automatically and without additional notice on the date of the Company's Annual Meeting of Stockholders that next follows the date of your 60th birthday.


     3. Compensation and Benefits.

     3.1 Base Salary. Your minimum salary will be $825,000 per annum or such higher rate as may be fixed from time to time by the Board.

     3.2 Incentive Compensation and Other Benefits. You will participate with other senior executives of the Company in compensation and benefit plans in effect from time to time, including the Incentive Compensation Plan, the Stock Incentive Plan, the Performance Share Unit Plan, the Deferred Compensation Plan, the Supplemental Benefits Plan, the Senior Executive Survivor Benefit Plan, the Key Executive Severance Protection Plan and any other plan or perquisites available to other senior executives of the Company, including a company automobile and company-provided country and luncheon club memberships. You will also participate in health, retirement, survivor and disability plans available to all employees of the Company. You understand that the Company may amend, modify or terminate these plans at any time.

     3.3 Deferred Compensation Benefit. In consideration of the accrued unvested compensation and benefits that you forfeited in terminating employment with a former employer, the Company established a deferred compensation memorandum account under the Supplemental Benefits Plan. This account was credited with $350,000 as of June 1, 1993. This arrangement is an unfunded deferred compensation arrangement that will be paid to you in a lump sum upon termination of your employment with the Company.

     3.4 Supplemental Pension Benefit. You are a participant under the Company's qualified Pension Plan and non-qualified Supplemental Benefits Plan. If you are still employed by the Company on your 55th birthday, you (or, in the event your employment terminates by reason of your death, your surviving spouse) will receive upon termination of your employment with the Company a supplemental pension benefit equal to the difference between the benefit calculated using your actual service and the benefit calculated assuming you started employment at age 30. If, before your 55th birthday, your employment is terminated by the Company without Cause, by you for Good Reason, or by reason of your death, you (or, in the event your employment terminates by reason of your death, your surviving spouse) will receive the supplemental pension benefit at termination (calculated based on service from age 30 to the date of termination of your employment) equal to the supplemental benefit described above that would have been payable at age 55 (including, without limitation, the early retirement provisions) but actuarially reduced to reflect the payment of this benefit at or commencing at the time of such termination. This supplemental pension benefit will be calculated using the provisions of the qualified Pension Plan and the non-qualified Supplemental Benefits Plan in effect at the time of the termination of your employment. This benefit is a non-qualified, unfunded deferred compensation arrangement. For purposes of this Agreement, the terms "Cause" and "Good Reason" are defined in the Company's Key Executive Severance Protection Plan.

     4. Termination of Employment.

     4.1 Right to Terminate Employment. You and the Company agree and acknowledge that, at any time during the Term of this Agreement, either you or the Company may terminate this Agreement and your employment with the Company on the terms and subject to the conditions set forth in this Agreement.

     4.2 Involuntary Termination. An "Involuntary Termination" of your employment will be deemed to have occurred for purposes of this Agreement if, during the Term of this Agreement, your employment is terminated either (i) by the Company for any reason, other than as a result of your death, permanent disability, for Cause, or for a material breach by you of your obligations under this Agreement or (ii) is initiated by you for Good Reason. Subject to Section 5 below, in the event of such an Involuntary Termination, the Company will:

     (a) pay you within 10 days after the date of termination an amount equal to three (3) times the sum of (i) your Base Salary at the time of such termination and (ii) your "target" bonus opportunity under the Incentive Compensation Plan (your "target" bonus opportunity currently is 50% of your base salary);

     (b) provide you and your eligible dependents with health, life insurance and long-term disability coverage for three (3) years following such Involuntary Termination at benefit levels and at a net cost to you comparable to that provided to you immediately prior to your Involuntary Termination; and

     (c) provide (i) for the full and immediate vesting of any stock options and restricted stock, (ii) that all outstanding stock options will be exercisable until the earlier to occur of three (3) years following such Involuntary Termination or the original expiration date of such stock options, and (iii) for the full and immediate vesting of that portion of any performance share units that were eligible to have been vested with respect to the Company's performance for the year in which such Involuntary Termination occurred (without regard to any units that did not vest during prior years and have been carried over to the end of the performance cycle), with payment for such performance share units to occur in accordance with the terms of such plan as in effect at the time of such Involuntary Termination.

     4.3 Other Termination. If, during the Term of this Agreement, (a) the Company terminates your employment for Cause or for a material breach by you of your obligations under this Agreement, (b) you voluntarily resign or retire from the Company, other than for Good Reason or (c) your employment with the Company is terminated due to your death or permanent disability, you will not be entitled to any of the termination benefits provided for in Section 4.2 above, and the Term of this Agreement shall end immediately and without further notice.

     5. Coordination With Other Plans. If your termination entitles you to severance benefits under Section 4.2 of the Key Executive Severance Protection Plan (the "Severance Plan"), you will receive those benefits instead of the benefits under Section 4.2 of this Agreement. You may, however, elect to receive the benefits payable under Section 4.2 of this Agreement instead of the benefits under Section 4.2 of the Severance Plan. If you elect to receive the benefits under this Agreement, you will nevertheless be eligible to receive the additional benefits related to the gross-up payment for excise taxes under
Article 6 of the Severance Plan. If you elect to receive the benefits under the Severance Plan, you will nevertheless be eligible to receive the additional deferred compensation and supplemental pension benefits described in Sections
3.3 and 3.4, respectively, of this Agreement, in each case on the terms and subject to the conditions set forth therein.

     6. Non-Disclosure. You agree that all reports, maps, data, interpretations, strategies, plans and other data and information furnished to you or obtained or developed by you while employed by the Company are and shall remain confidential. Except as otherwise required by law, you agree that you will not divulge, communicate or otherwise disclose such reports, maps, data, interpretations, plans and other data and information furnished to you or obtained or developed by you while employed by the Company to any person, firm, corporation, governmental agency or other legal entity without the prior express written permission of the Company; provided, however, that this restriction shall not apply to any information which you can show: (a) was in your possession prior to your employment by the Company; or (b) is, or lawfully becomes, part of the public domain; or (c) otherwise lawfully becomes available to you from a source independent of the Company.

     You agree that, for a period of two years from the date on which your employment with the Company terminates, you will not make any oral or written statements or reveal any information to any person, company or agency which may be construed to be disparaging or damaging to the name, reputation or business, or which would interfere in any way with the business relations, of the Company or any of its subsidiaries, or any of their affiliates, directors or officers and, except to the extent required by law, will not discuss the operations, plans, strategies, business relationships or agreements of the Company, or any of its subsidiaries or affiliates, with any third party (other than your immediate family members or advisors from whom legal or financial advice is sought).

     7. Non-Competition. In order to enforce your obligations under Section 6 and in consideration for the benefits of employment described in this Agreement, you agree to the covenant not to compete in this Section 7. You agree and acknowledge that this covenant not to compete is ancillary to your commitment as set forth in Section 6 to refrain from disclosing such confidential information. If you initiate the termination of your employment with the Company other than for Good Reason during the term of this Agreement, you agree that you will not for a period of two years after your termination be employed by, consult with, provide advice or information to, otherwise perform services for, own, manage, operate, join, control or participate in the ownership of more than 5% of the voting power of equity securities of, management, operation or control of any Competitor (as defined in this Agreement) unless released by the Company from such obligation in writing with respect to a specific situation. A Competitor is defined as any entity (i) that is engaged in exploring for and producing oil and natural gas in Louisiana, Montana, New Mexico, North Dakota, Oklahoma, Texas, federal or state waters in the Gulf of Mexico, the North Sea or East Irish Sea of the United Kingdom, Algeria, or any other state or country (including, without limitation, its territorial waters) in which the Company has or, during the term of this Agreement, develops or obtains significant exploration or production assets (a "New Business Region"), or in the oil and gas marketing business in the mainland United States, the United Kingdom, Algeria or in any such New Business Region and (ii) whose assets associated with such oil and gas business exceed $500 million.

     8. Non-Interference. During the Term of this Agreement and for a period of two years after the termination of your employment with the Company, you agree not to solicit, directly or indirectly, any officer or employee of the Company to leave and work for any other employer. During this same period, you agree not to suggest to others that they approach or solicit any officers or employees of the Company with respect to potential employment elsewhere.

     9. Miscellaneous Provisions.

     9.1 Entire Agreement. All terms and conditions of this Agreement are set forth herein and there are no warranties, agreements or understandings, express or implied, except those expressly set forth in this Agreement.

     9.2 Modification and Amendment. Any modification to this Agreement shall be binding only if evidenced in writing signed by you and the Company.

     9.3 Governing Law. This Agreement is made pursuant to, and shall be governed by, the laws of the State of Texas in all respects (without giving effect to principles of conflict of laws), including, without limitation, matters of construction, validity and performance.

     9.4 Severability. It is the desire of the parties hereto that this Agreement be enforced to the maximum extent permitted by law, and should any provision contained herein be held unenforceable, the parties hereby agree and consent that such provision will be reformed to make it a valid and enforceable provision to the maximum extent permitted by law. Any provision hereof not capable of such reformation and determined to be prohibited by or unenforceable under applicable law of any jurisdiction will as to such jurisdiction be deemed ineffective and deleted from this Agreement without affecting any other provision of this Agreement.

     9.5 Enforcement. In the event of a breach by you of any of the provisions of Sections 6, 7 or 8, you understand and agree that the Company may, in addition to any other rights or remedies existing in its favor, apply to any court of law or equity of competent jurisdiction for specific performance and injunctive or other relief in order to enforce or prevent any violations of such provisions.

     9.6 No Duty to Mitigate. You shall not be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to you under any provision of this Agreement.

     9.7 Right to Amend Plans. You understand and acknowledge that (a) the Company may, at any time, amend, modify or terminate any of the compensation or benefit plans referred to in this Agreement and (b) your compensation and benefit levels, incentive award opportunities and performance objectives, and other matters pertaining to the administration of the Company's compensation and benefit plans are subject to review and approval by the Compensation and Nominating Committee of the Board of Directors.

     9.8 Affiliates. You understand and agree that this Agreement is being executed by the Company on behalf of itself and each of its affiliates, and that all rights of the Company under this Agreement and all of your obligations and duties under this Agreement will inure to the benefit of and may be enforced by the Company or any of its affiliates.

     9.9 Dispute Resolution and Legal Expenses.

     (a) If any dispute or controversy arises under or in connection with this Agreement, including without limitation any claim under any Federal, state or local law, rule, decision or order relating to employment or the fact or manner of its termination, you and the Company hereby agree to attempt to resolve such dispute or controversy through good faith negotiations.

     (b) If you and the Company fail to resolve any such dispute or controversy within 90 days, you and the Company agree to settle such dispute or controversy by arbitration, conducted before a panel of three arbitrators in Houston, Texas in accordance with the applicable rules and procedures of the American Arbitration Association then in effect. Judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction. Such arbitration will be final and binding on the parties. If you substantially prevail on the substantive matters at issue in such arbitration, the Company will reimburse you for your costs of any arbitration, including without limitation your reasonable attorneys' fees.

     (c) Pending the resolution of any dispute, the Company will continue payment of all amounts due to you under this Agreement and all benefits to which you are entitled other than those specifically at issue.

     9.10 Prior Agreements. This Agreement supersedes and replaces in its entirety the letter agreement dated December 5, 1995, as amended by that letter agreement dated July 7, 1997, by and between you and the Company.

     If the above correctly set forth our agreement, please sign the original and return it to me. Please retain a copy for your records.

                                                  Very truly yours,

                                                  BURLINGTON RESOURCES INC.



                                               By      /s/ Walter Scott, Jr.
                                                        Walter Scott, Jr.
                                                  Its   Chairman, Compensation
                            and Nominating Committee


ACCEPTED and AGREED TO
this seventh day of July, 1999


/s/ Bobby S. Shacklouls
Bobby S. Shackouls