Form 10-Q
period 1999-09-30
BURLINGTON RESOURCES INC
filed 1999-10-22
CIK 833320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                       Yes  X                               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Class                   Outstanding

Common Stock, par value $.01 per share,
            as of September 30, 1999              177,564,685

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                              THIRD QUARTER       NINE MONTHS
                                              -------------      -------------
                                              1999     1998      1999     1998
                                              ----     ----      ----     ----

                                       (In Millions, Except per Share Amounts)

Revenues...................................   $ 437    $ 390   $ 1,162  $ 1,234
                                              -----    -----   -------  -------
Costs and Expenses
  Production Taxes...........................    30       25        71       73
  Production and Processing..................    92       94       275      283
  Depreciation, Depletion and Amortization...   133      130       387      390
  Exploration Costs..........................    39       71       128      187
  Administrative.............................    35       29       102       97
                                              -----    -----   -------   ------
Total Costs and Expenses...................     329      349       963    1,030
                                              -----    -----   -------   ------

Operating Income .........................      108       41       199      204
Interest Expense .........................       40       39       123      111
Other Expense (Income) - Net .............        1       (8)        1      (13)
                                              -----     -----  -------   ------
Income Before Income Taxes ...............       67       10        75      106
Income Tax Expense (Benefit) .............       25       (5)       28       20
                                              -----     -----  -------   ------
Net Income ...............................    $  42    $  15   $    47  $    86
                                              =====    ======  =======  =======
Basic Earnings per Common Share...........    $ .24    $ .08   $   .27  $   .48
                                              =====    ======  =======  =======
Diluted Earnings per Common Share ........    $ .23    $ .08   $   .26  $   .48
                                              =====    ======  =======  =======


          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                  September 30, December 31,
                                                                       1999        1998
                                                                  ------------- ------------
                                                               (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents ........................................$    --      $    --
  Accounts Receivable ..............................................    410          402
  Inventories ......................................................     31           33
  Other Current Assets .............................................     26           21
                                                                      -----       ------
                                                                        467          456
                                                                      -----       ------

Oil & Gas Properties (Successful Efforts Method) ...................  9,679        9,348
Other Properties ...................................................    857          828
                                                                     ------       ------
                                                                     10,536       10,176
 Accumulated Depreciation, Depletion and Amortization ..............  5,216        4,818
                                                                     ------       ------
    Properties - Net ...............................................  5,320        5,358
                                                                     ------      ------

Other Assets .......................................................    119          103
                                                                     ------       ------
      Total Assets .................................................$ 5,906      $ 5,917
                                                                     ======       ======

LIABILITIES
Current Liabilities
  Accounts Payable .................................................$   285      $   374
  Taxes Payable ....................................................     83           53
  Accrued Interest .................................................     39           26
  Dividends Payable ................................................     24           24
  Other Current Liabilities ........................................     17           17
                                                                     ------       ------
                                                                        448          494
                                                                     ------       ------
Long-term Debt .....................................................  1,979        1,938
                                                                     ------       ------
Deferred Income Taxes ..............................................    220          199
                                                                     ------       ------
Deferred Revenue ...................................................     29           40
                                                                     ------       ------
Other Liabilities and Deferred Credits .............................    222          217
                                                                     ------       ------
Put Options on Common Stock ........................................     --           11
                                                                     ------       ------

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share
  (Authorized 75,000,000 Shares;  No Shares Issued) ................     --           --
Common Stock, Par Value $.01 Per Share
  (Authorized 325,000,000 Shares;  Issued 202,795,635 Shares) ......      2            2
Paid-in Capital ....................................................  2,992        2,984
Retained Earnings ..................................................  1,013        1,039
                                                                     ------       ------
                                                                      4,007        4,025
Cost of Treasury Stock
  (25,230,950 and 25,420,562 Shares for 1999 and 1998, respectively)    999        1,007
                                                                     ------       ------

Stockholders' Equity ...............................................  3,008        3,018
                                                                     ------       ------
      Total Liabilities and Stockholders' Equity ...................$ 5,906      $ 5,917
                                                                     ======       ======


See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                           NINE MONTHS
                                                           -----------
                                                           1999    1998
                                                           ----    ----
                                                           (In Millions)

Cash Flows From Operating Activities
  Net Income..........................................  $   47   $   86
  Adjustments to Reconcile Net Income to Net Cash
     Provided By Operating Activities
   Depreciation, Depletion and Amortization ..........     399      401
   Deferred Income Taxes .............................      21       (3)
   Exploration Costs .................................     128      187
  Working Capital Changes
   Accounts Receivable ...............................      (8)      45
   Inventories .......................................       2       (2)
   Other Current Assets ..............................      (5)       1
   Accounts Payable ..................................     (89)    (138)
   Taxes Payable .....................................      30       (1)
   Accrued Interest ..................................      13       17
   Other Current Liabilities .........................      --        6
  Other ..............................................      46        7
                                                         -----    -----
    Net Cash Provided By Operating Activities ........     584      606
                                                         -----    -----
Cash Flows From Investing Activities
  Additions to Properties ............................    (470)    (818)
  Short-term Investments .............................      --       83
  Other ..............................................     (81)     (27)
                                                         ------   ------
    Net Cash Used In Investing Activities ............    (551)    (762)
                                                         ------   ------

Cash Flows From Financing Activities
  Proceeds from Long-term Debt .......................     450       80
  Reduction in Long-term Debt ........................    (409)      --
  Dividends Paid .....................................     (73)     (73)
  Common Stock Purchases .............................      (9)     (15)
  Other ..............................................       8       12
                                                         ------   ------
    Net Cash Provided By (Used In) Financing Activities    (33)       4
                                                         ------   ------

Decrease in Cash and Cash Equivalents ................      --     (152)

Cash and Cash Equivalents
Beginning of Year ....................................      --      152
                                                         ------   ------
End of Period ........................................  $   --   $   --
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

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 178 million for the third quarter of 1999 and 177 million for the third quarter of 1998 and the first nine months of 1999 and 1998. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 178 million for the third quarter and the first nine months of 1999 and 1998. For the third quarter of 1999 and 1998 and the first nine months of 1999 and 1998, approximately 4 million shares attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive. No adjustments were made to reported net income in the computation of EPS. EPS discussions within this document are in reference to basic EPS.

2.      PROPOSED BUSINESS COMBINATION

     On August 16, 1999, the Company and Poco Petroleums Ltd. ("Poco"), a Canadian company, entered into a definitive agreement to combine the businesses of the two companies. The transaction is subject to approval by the shareholders of the Company and Poco and other customary conditions.

     Under the proposed transaction, Poco shareholders will exchange each of their Poco shares for .25 of an exchangeable share of Burlington Resources Canada Inc., a Canadian subsidiary of the Company. Each exchangeable share will have economic and voting rights equivalent to one share of the Company's common stock and may be exchanged for one share of the Company common stock at any time. The transaction, including approximately $750 million of Poco debt, is valued at approximately $2.5 billion based on the Company's closing stock price of $45.3125 on August 16, 1999 and is expected to be accounted for as a pooling of interests. The transaction is expected to close in November 1999.

3.      COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in several proceedings challenging the payment of royalties for its crude oil and natural gas production.

     On November 20, 1997, the Company and numerous other defendants entered into a settlement agreement in a lawsuit styled as The McMahon Foundation, et al. v. Amerada Hess Corporation, et al. This lawsuit is a proposed class action consisting of both working interest owners and royalty owners against numerous defendants, all of which are oil companies and/or purchasers of oil from oil companies, including Burlington Resources Oil & Gas Company, formerly known as Meridian Oil Inc. ("BROG") and The Louisiana Land and Exploration Company ("LL&E"). The plaintiffs allege that the defendants conspired to fix, depress, stabilize and maintain at artificially low levels the prices paid for oil by, among other things, setting their posted prices at arbitrary levels below competitive market prices. Cases involving similar allegations have been filed in federal courts in other states. On January 14, 1998, the United States Judicial Panel on Multidistrict Litigation issued an order consolidating these cases and transferring the McMahon case to the United States District Court for the Southern District of Texas in Corpus Christi (In Re Lease Oil Antitrust Litigation, MDL No. 1206). The Company and other defendants have entered into a Settlement Agreement which received preliminary approval by the Court on October 28, 1998. Following an evidentiary hearing, the Court issued a final order dated September 10, 1999 finding that class certification was appropriate and that the Settlement Agreement was fair, adequate and reasonable. The Court further ordered the dismissal of all claims against the Company and other designated defendants. Several appeals have been filed and are pending.

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

     In late February 1998, the Company and numerous other oil and gas companies received a complaint filed in the United States District Court for the Eastern District of Texas in Lufkin in a lawsuit styled as United States of America ex rel J. Benjamin Johnson, Jr., et al v. Shell Oil Company, et al. alleging violations of the civil False Claims Act. The United States has intervened in this lawsuit as to some of the defendants, including the Company, and has filed a separate complaint. This suit alleges that the Company underpaid royalties for crude oil produced on federal and Indian lands through the use of below-market posted prices in the sale of oil from BROG to BRTI. The suit alleges that royalties paid by BROG based on these posted prices were lower than the royalties allegedly required to be paid under federal regulations, and that the forms filed by BROG with the MMS reporting the royalties paid were false, thereby violating the civil False Claims Act. The Company and others have also received document subpoenas and other inquiries from the Department of Justice relating to the payment of royalties to the federal government for natural gas production. These requests and inquiries have been made in the context of one or more other False Claims Act cases brought by individuals which remain under seal and are now being investigated by the Civil Division of the Department of Justice. The Company has responded and continues to respond to these requests and inquiries, but the Company does not know what action, if any, the Department of Justice will take with regard to these other cases. If the government chooses not to intervene and pursue these cases, the individuals who initially brought these cases are free to pursue them in return for a share, if any, of any final settlement or judgment. In addition, the Company has been advised that it is a target of a criminal investigation by the United States Attorney for the District of Wyoming into the alleged underpayment of oil and gas royalties. The United States Attorney for the District of Wyoming has also inquired into certain historical oil and gas accounting and financial reporting practices of the Company. The Company has responded to numerous grand jury document subpoenas in connection with the investigation and is otherwise cooperating with the investigation. Management cannot predict when the investigation will be completed or its ultimate outcome.

     Based on the Company's present understanding of the various governmental proceedings described in the preceding two paragraphs, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, in the event that the Company is found to have violated the civil False Claims Act or is indicted or convicted on criminal charges, the Company could be subjected to a variety of sanctions, including treble damages, substantial monetary fines, civil and/or criminal penalties and a temporary suspension from entering into future federal mineral leases and other federal contracts for a defined period of time. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

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

4.      COMMODITY HEDGING ACTIVITIES

     The Company hedges its oil and gas production utilizing options and swaps. As of September 30, 1999, the Company had a deferred loss related to its oil and gas hedges of approximately $57 million for production in years 1999 through 2002.

5.      SEGMENT AND GEOGRAPHIC INFORMATION

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

The following tables present information about reported segment operations.


                                                                 Third Quarter
                                       -------------------------------------------------------------------
                                                    1999                               1998
                                       ------------------------------    ---------------------------------
                                         North                            North
                                        America  International  Total    America    International  Total
                                        -------  -------------  -----    -------    -------------  -----
                                                                 (In Millions)

Revenues.............................  $ 401      $  36        $ 437    $  359       $     31       $ 390
Operating income (loss)..............    149         (1)         148        82             (9)         73
Additions to oil and gas properties..  $ 124      $  25        $ 149    $  232       $     40       $ 272



                                                                 Nine Months
                                       ----------------------------------------------------------------
                                                    1999                                1998
                                       -----------------------------     ------------------------------
                                         North                            North
                                        America  International Total     America  International  Total
                                        -------  ------------- -----     -------  -------------  -----
                                                                (In Millions)

Revenues.............................  $1,061     $ 101        $1,162     $1,118    $    116     $1,234
Operating income (loss)..............     345       (33)          312        317          (7)       310
Additions to oil and gas properties..  $  321     $ 126        $  447     $  690    $     97     $  787

     The  following  is  a  reconciliation   of  segment   operating  income  to
consolidated income before income taxes.


                                                       Third Quarter       Nine Months
                                                       -------------       -----------
                                                       1999     1998       1999   1998
                                                       ----     ----       ----   ----
                                                                  (In Millions)
Total operating income for reportable segments....     $148     $ 73       $312   $ 310
Corporate expenses................................       40       32        113     106
Interest expense..................................       40       39        123     111
Other expense (income) - net......................        1       (8)         1     (13)
                                                       ----     -----      ----   ------
Consolidated income before income taxes...........     $ 67     $ 10       $ 75   $ 106
                                                       =====    ====       ====   ======


     The following is a reconciliation of segment additions to oil and gas properties to consolidated amounts.


                                                                      Third Quarter       Nine Months
                                                                      -------------       -----------
                                                                      1999    1998        1999   1998
                                                                      ----    ----        ----   ----
                                                                                (In Millions)
Total additions to oil and gas properties for reportable segments..   $ 149   $ 272       $ 447  $ 787
Administrative expenditures........................................       9       9          23     31
                                                                      -----   -----       -----  -----
Consolidated additions to properties ..............................   $ 158   $ 281       $ 470  $ 818
                                                                      =====   =====       =====  =====

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

     The total long-term debt to capital ratio at September 30, 1999 and December 31, 1998 was 40 percent and 39 percent, respectively.

     The Company's credit facilities are comprised of a $600 million revolving credit agreement that expires in February 2003 and a $400 million revolving credit agreement that expires in February 2000. The $400 million revolving credit agreement is renewable annually by mutual consent. As of September 30, 1999, there were no borrowings outstanding under the credit facilities. The Company also has the capacity to issue $1 billion of securities under a shelf registration statement filed with the Securities and Exchange Commission. In March 1999, the Company issued $450 million of 7 3/8 percent fixed-rate debt. In May and August 1999, the Company repaid $300 million and $150 million of fixed-rate debt, respectively. At September 30, 1999, the Company had outstanding commercial paper borrowings of $232 million at an average interest rate of 6 percent.

     Net cash provided by operating activities for the first nine months of 1999 was $584 million compared to $606 million in 1998. The decrease is primarily due to lower operating income partially offset by higher working capital and other changes.

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


Capital Expenditures

     Capital expenditures for the first nine months of 1999 totaled $470 million compared to $818 million in 1998. Capital expenditures are currently projected to be approximately $750 million for all of 1999 and are expected to be primarily for the development and exploration of oil and gas properties and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flows, supplemented, if needed, by external financing.

Commodity Pricing

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company's derivative instruments. At September 30, 1999, the potential change in fair value of commodity derivative instruments assuming a 10 percent adverse movement in the underlying commodities (which is an increase in oil and gas prices) would result in a 131% increase in the net deferred loss.

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

Dividends

     On October 13, 1999, the Board of Directors declared a quarterly common stock dividend of $.1375 per share, payable January 3, 2000.

Results of Operations - Third Quarter 1999 Compared to Third Quarter 1998

     The Company reported net income of $42 million or $.24 per share for the third quarter of 1999 compared to $15 million or $.08 per share in 1998. Operating income for the third quarter of 1999 was $108 million compared to $41 million in 1998.

     Revenues were $437 million for the third quarter of 1999 compared to $390 million for the third quarter of 1998. Natural gas sales prices increased 15 percent to $2.18 per MCF and gas sales volumes decreased 4 percent to 1,561 MMCF per day which increased revenues $42 million and decreased revenues $12 million, respectively. Average oil sales prices increased 39 percent to $17.54 per barrel and oil sales volumes decreased 16 percent to 69.2 MBbls per day which increased revenues $31 million and decreased revenues $15 million, respectively. Gas and oil sales volumes decreased primarily due to reduced capital spending on the Gulf of Mexico shelf coupled with steep production declines in the area.

     Costs and expenses were $329 million for the third quarter of 1999 compared to $349 million in 1998. The decrease was primarily due to a $32 million decrease in exploration costs, a $2 million decrease in production and processing expenses partially offset by a $6 million increase in administrative expenses, a $5 million increase in production taxes and a $3 million increase in depreciation, depletion and amortization.

     Other expense (income) - net was an expense of $1 million for the third quarter of 1999 compared to income of $8 million in 1998, primarily due to lower interest income in 1999.

     The effective income tax rate was an expense of 38 percent for the third quarter of 1999 compared to a benefit of 59 percent in 1998. The effective tax rate increased primarily as a result of higher pretax income and lower benefits from nonconventional fuel tax credits.

Results of Operations - Nine Months 1999 Compared to Nine Months 1998

     The Company reported net income of $47 million or $.27 per share for the first nine months of 1999 compared to $86 million or $.48 per share in 1998. Operating income for the first nine months of 1999 was $199 million compared to $204 million in 1998.

     Revenues were $1,162 million for the first nine months of 1999 compared to $1,234 million in 1998. Natural gas sales prices increased 2 percent to $1.99 per MCF and gas sales volumes decreased 6 percent to 1,543 MMCF per day which increased revenues $17 million and decreased revenues $55 million, respectively. Average oil sales prices increased 5 percent to $14.40 per barrel and oil sales volumes decreased 16 percent to 71.2 MBbls per day which increased revenues $12 million and decreased revenues $50 million, respectively. Gas and oil sales volumes decreased primarily due to reduced capital spending on the Gulf of Mexico shelf coupled with steep production declines in the area.

     Costs and expenses were $963 million for the first nine months of 1999 compared to $1,030 million in 1998. The decrease was primarily due to a $59 million decrease in exploration costs, an $8 million decrease in production and processing expenses, a $3 million decrease in depreciation, depletion and amortization and a $2 million decrease in production taxes partially offset by a $5 million increase in administrative expenses.

     Interest expense was $123 million for the first nine months of 1999 compared to $111 million in 1998. The increase was due to higher outstanding fixed-rate debt and higher outstanding commercial paper borrowings during the first nine months of 1999.

     Other expense (income) - net was an expense of $1 million for the first nine months of 1999 compared to income of $13 million in 1998, primarily due to lower interest income in 1999.

     Income tax expense for the first nine months of 1999 was $28 million, a rate of 37 percent compared to $20 million and a rate of 19 percent in 1998. The increased tax expense in 1999 is primarily a result of lower benefits from nonconventional fuel tax credits.

Other Matters

Proposed Business Combination

     On August 16, 1999, the Company and Poco Petroleums Ltd. ("Poco"), a Canadian company, entered into a definitive agreement to combine the businesses of the two companies. The transaction is subject to approval by the shareholders of the Company and Poco and other customary conditions.

     Under the proposed transaction, Poco shareholders will exchange each of their Poco shares for .25 of an exchangeable share of Burlington Resources Canada Inc., a Canadian subsidiary of the Company. Each exchangeable share will have economic and voting rights equivalent to one share of the Company's common stock and may be exchanged for one share of the Company common stock at any time. The transaction, including approximately $750 million of Poco debt, is valued at approximately $2.5 billion based on the Company's closing stock price of $45.3125 on August 16, 1999 and is expected to be accounted for as a pooling of interests. The transaction is expected to close in November 1999.

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

     Crude oil gathering, transportation and marketing by the Company are widely dispersed across the United States, and it is unlikely that a year 2000 failure by any single gatherer, transporter, or purchaser of crude oil would significantly impact the Company. A significant portion of natural gas sales originate in the San Juan Basin. Natural gas is gathered in the San Juan Basin through three primary gathering systems operated by an affiliate and two other companies. The gas is then sold through two primary pipelines. Approximately 70% of natural gas sales by all producers in the San Juan Basin and 35% of the Company's natural gas sales are transported to markets by a single pipeline system. The Company, in conjunction with other major producers in the San Juan Basin, has evaluated these entities' assessment, remediation, testing and implementation on their systems for year 2000 readiness. The Company and other major producers have had discussions with certain suppliers and vendors upon which these gathering and transportation systems rely to perform their services for the Company. The Company has also participated in the development of contingency plans to deal with unforeseeable year 2000 failures. The Company is continuing to develop contingency plans to address the reasonably foreseeable issues in connection with a possible failure with respect to the gathering and transportation of natural gas in the San Juan Basin. These plans include manual back-up of computer controlled and embedded technology systems and identification of alternative vendors and suppliers.

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

     The Company's plan to complete the year 2000 modifications and its estimate of the worst case scenarios and contingency plans are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such materialdifferences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the failure of embedded chip technology, the inability to control third parties and their year 2000 readiness programs, the failure of electric, communication or transportation infrastructure in the areas where the Company operates and other uncertainties.

     Presently, based on information available, the Company cannot conclude that any failure of the Company or third parties to achieve year 2000 compliance will not adversely affect the Company.

Recent Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133.

     SFAS No. 137 defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 during the first quarter of the year ended December 31, 2001.

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

             B.  Reports on Form 8-K

             On August 18, 1999, the Company filed Form 8-K which included as an exhibit a Press Release dated August 16, 1999, announcing that it had entered into a definitive combination agreement providing for the combination of Poco Petroleums Ltd. ("Poco") with the Company.

             On August 19, 1999, the Company filed Form 8-K which included as exhibits copies of slide presentations made to analysts in the United States and Canada related to the combination agreement between the Company and Poco.

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


Date:  October 22, 1999