Form 10-K
period 1999-12-31
BURLINGTON RESOURCES INC
filed 2000-03-17
CIK 833320

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: Common Stock aggregate market value as of February 29, 2000:
$5,946,038,509

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Class: Common Stock, par value $.01 per share, on February 29, 2000, Shares Outstanding: 215,241,213

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

     Burlington Resources Inc. 1999 Annual Report to stockholders, which is incorporated by reference into Part I and Part II of this Form 10-K.

     Burlington Resources Inc. definitive proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BURLINGTON RESOURCES INC.

                               TABLE OF CONTENTS

                                                              PAGE
PART I
  Items One and Two

     Business and Properties................................     1

     Employees..............................................     2

  Item Three

     Legal Proceedings......................................     2

  Item Four

     Submission of Matters to a Vote of Security Holders....     2

PART II

  Item Five

     Market for Registrant's Common Equity and Related
      Stockholder Matters...................................     3

  Item Six

     Selected Financial Data................................     3

  Item Seven and Seven A

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations and Quantitative
      and Qualitative Disclosures About Market Risk.........     3

  Item Eight

     Financial Statements and Supplementary Financial
      Information...........................................     5

  Item Nine

     Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure...................     5

PART III

  Items Ten and Eleven

     Directors and Executive Officers of the Registrant and
      Executive Compensation................................     6

  Item Twelve

     Security Ownership of Certain Beneficial Owners and
      Management............................................     7

  Item Thirteen

     Certain Relationships and Related Transactions.........     7

PART IV

  Item Fourteen

     Exhibits, Financial Statement Schedules and Reports on
      Form 8-K..............................................     7

                                     PART I

                               ITEMS ONE AND TWO

BUSINESS AND PROPERTIES

     Burlington Resources Inc. ("BR") is a holding company engaged, through its principal subsidiaries, Burlington Resources Oil & Gas Company, The Louisiana Land and Exploration Company ("LL&E"), and Burlington Resources Canada Energy Ltd. (formerly known as Poco Petroleums Ltd. ("Poco")) acquired November 18, 1999, and their affiliated companies (collectively the "Company"), in the exploration, development, production and marketing of crude oil and natural gas.

     On August 16, 1999, the Company entered into a definitive agreement to acquire Poco, a corporation existing under the laws of the Province of Alberta, Canada (the "Acquisition"). The Acquisition was consummated on November 18, 1999.

     Under the terms of the Acquisition, Poco shareholders received .25 BR common equivalent shares ("exchangeable shares"), totaling 38,393,135 BR shares, for each Poco share held. The exchangeable shares are Canadian securities, which began trading on The Toronto Stock Exchange November 23, 1999 under the symbol BRX. These shares have the same voting rights, dividend entitlements and other attributes as shares of BR Common Stock and are exchangeable, at each shareholder's option, for BR Common Stock on a one for one basis. The Acquisition was accounted for as a pooling of interests.

     All operational and financial information contained herein includes the business activities of Poco for all periods presented.

     For additional information concerning Items One and Two, see pages 7 through 26 of the BR 1999 Annual Report, which information is incorporated herein by reference.

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

     Filings of Reserve Estimates With Other Agencies. During 1999, the Company filed estimates of oil and gas reserves, excluding the Canadian reserves, for the year 1998 with the Department of Energy. These estimates differ by 5 percent or less from the reserve data presented. For information concerning proved oil and gas reserves, see page 59 of the BR 1999 Annual Report, which information is incorporated herein by reference.

EMPLOYEES

     The Company had 1,997 and 2,119 employees at December 31, 1999 and 1998, respectively. Currently, the Company has no union employees.

                                   ITEM THREE

LEGAL PROCEEDINGS

     For information concerning Item Three, see pages 50 through 52 of the BR 1999 Annual Report, which information is incorporated herein by reference.

                                   ITEM FOUR

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of stockholders of the Company held on November 18, 1999, the stockholders voted to approve the issuance of exchangeable shares pursuant to the Amended and Restated Combination Agreement dated August 16, 1999 among the Company and Poco.

     Approval of the issuance of shares of the Company's Common Stock pursuant to the combination was as follows.

    FOR      AGAINST  ABSTENTIONS
    ---      -------  -----------
136,922,895  858,570    649,512

                                    PART II

                                   ITEM FIVE

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "BR." The Company's exchangeable shares are traded on The Toronto Stock Exchange in Canada under the symbol "BRX." At December 31, 1999, the number of common stockholders was 20,916.

     For information concerning common stock prices and quarterly dividends, see page 61 of the BR 1999 Annual Report, which information is incorporated herein by reference.

                                    ITEM SIX

SELECTED FINANCIAL DATA

     For information concerning Item Six, see page 31 of the BR 1999 Annual Report, which information is incorporated herein by reference.

                             ITEM SEVEN AND SEVEN A

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS AND QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information concerning Item Seven, see pages 32, through 35 of the BR 1999 Annual Report, which information is incorporated herein by reference.

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

                                   ITEM EIGHT

FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

     For information concerning Item Eight, see pages 36 through 61 of the BR 1999 Annual Report, which information is incorporated herein by reference.

                                   ITEM NINE

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

                              ITEMS TEN AND ELEVEN

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE COMPENSATION

     Executive officers of the Company follow.

BOBBY S. SHACKOULS, 49
Chairman of the Board, President and Chief Executive Officer, Burlington Resources Inc., July 1997 to Present.

President and Chief Executive Officer, Burlington Resources Inc., December 1995 to July 1997; President and Chief Executive Officer, Burlington Resources Oil & Gas Company, October 1994 to Present; Executive Vice President and Chief Operating Officer, Meridian Oil Inc., June 1993 to October 1994.
H. LEIGHTON STEWARD, 65
Vice Chairman of the Board, Burlington Resources Inc., October 1997 to Present.

Chairman of the Board, President and Chief Executive Officer, The Louisiana Land and Exploration Company ("LL&E"), November 1996 to October 1997; Chairman of the Board and Chief Executive Officer, LL&E, September 1995 to November 1996; and Chairman of the Board, President and Chief Executive Officer, LL&E, January 1989 to September 1995.

JOHN E. HAGALE, 43
Executive Vice President and Chief Financial Officer, Burlington Resources Inc., December 1995 to Present.

Executive Vice President and Chief Financial Officer, Burlington Resources Oil & Gas Company, March 1993 to Present; Senior Vice President and Chief Financial Officer, Burlington Resources Inc., April 1994 to December 1995.
L. DAVID HANOWER, 40
Senior Vice President, Law and Administration Burlington Resources Inc., July 1998 to Present.

Senior Vice President, Law, Burlington Resources Inc., April 1996 to June 1998, Vice President, Law, Burlington Resources Inc., April 1991 to April 1996; Senior Vice President, Law, Burlington Resources Oil & Gas Company, July 1993 to June 1998.

RANDY L. LIMBACHER, 41
President and Chief Executive Officer, Burlington Resources North America, July 1998 to Present.

Vice President, Gulf Coast Division, Burlington Resources Oil & Gas Company, February 1997 to June 1998; Vice President, Farmington Region, Burlington Resources Oil & Gas Company, June 1993 to January 1997.
JOHN A. WILLIAMS, 55
President and Chief Executive Officer, Burlington Resources International, July 1998 to Present.

Senior Vice President, Exploration, Burlington Resources Inc., October 1997 to June 1998; Senior Vice President, Exploration and Production, LL&E, September 1995 to October 1997; Vice President, LL&E, March 1988 to September 1995.

     A definitive proxy statement for the 2000 Annual Meeting of Stockholders of BR will be filed no later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference.

                                  ITEM TWELVE

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

                                 ITEM THIRTEEN

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required is set forth under the caption "Election of Directors" in the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

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

AMENDED EXHIBIT INDEX.......................................   A-1

REPORTS ON FORM 8-K

     The Company filed a Form 8-K dated December 3, 1999 which included as exhibits Press Releases dated November 18, 1999 and November 22, 1999. The first Press Release announced the completion of the acquisition of Poco by Burlington. The second Press Release was of detailed pro forma financial information for the nine months ended September 30, 1999 to reflect the BR acquisition of Poco.

     The Company also filed a Form 8-K dated December 21, 1999 which included as an exhibit a Press Release dated December 16, 1999, announcing preliminary estimates of year-end 1999 reserves and disclosing that 1999 reserve revisions would include performance related downward adjustments associated with certain properties located on the Gulf of Mexico Shelf and in the Permian Basin. BR also announced that it would record a one-time, non cash charge of approximately $225 million (pretax) to reduce the carrying value of the affected properties in accordance with Statement of Financial Accounting Standards No. 121.
---------------

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


                 By BOBBY S. SHACKOULS                    Chairman of the Board,        January 19, 2000
 -----------------------------------------------------    President and Chief
                   Bobby S. Shackouls                     Executive Officer

                     JOHN E. HAGALE                       Executive Vice President and  January 19, 2000
--------------------------------------------------------  Chief Financial Officer
                     John E. Hagale

                     PHILIP W. COOK                       Vice President,               January 19, 2000
--------------------------------------------------------  Controller and Chief
                     Philip W. Cook                       Accounting Officer

                  H. LEIGHTON STEWARD                     Vice Chairman of the Board    January 19, 2000
--------------------------------------------------------
                  H. Leighton Steward

                     JOHN V. BYRNE                        Director                      January 19, 2000
--------------------------------------------------------
                     John V. Byrne

                   S. PARKER GILBERT                      Director                      January 19, 2000
--------------------------------------------------------
                   S. Parker Gilbert

                     LAIRD I. GRANT                       Director                      January 19, 2000
--------------------------------------------------------
                     Laird I. Grant

                   JOHN T. LAMACCHIA                      Director                      January 19, 2000
--------------------------------------------------------
                   John T. LaMacchia

                   JAMES F. MCDONALD                      Director                      January 19, 2000
--------------------------------------------------------
                   James F. McDonald

                    KENNETH W. ORCE                       Director                      January 19, 2000
--------------------------------------------------------
                    Kenneth W. Orce

                   DONALD M. ROBERTS                      Director                      January 19, 2000
--------------------------------------------------------
                   Donald M. Roberts

                    JOHN F. SCHWARZ                       Director                      January 19, 2000
--------------------------------------------------------
                    John F. Schwarz

                   WALTER SCOTT, JR.                      Director                      January 19, 2000
--------------------------------------------------------
                   Walter Scott, Jr.

                    WILLIAM E. WALL                       Director                      January 19, 2000
--------------------------------------------------------
                    William E. Wall

                           BURLINGTON RESOURCES INC.

                             AMENDED EXHIBIT INDEX

     The following exhibits are filed as part of this report.

EXHIBIT                                                                   PAGE
NUMBER                             DESCRIPTION                           NUMBER
-------                            -----------                           ------
  3.1      Certificate of Incorporation of Burlington Resources Inc. as
           amended November 18, 1999...................................
  3.2      By-Laws of Burlington Resources Inc. amended as of January
           13, 1999 (Exhibit 3.2 to Form 10-K, filed February 1999)....   *
  4.1      Form of Rights Agreement dated as of December 16, 1998,
           between Burlington Resources Inc. and The First National
           Bank of Boston which includes, as Exhibit A thereto, the
           form of Certificate of Designation specifying terms of the
           Series A Junior Participating Preferred Stock and, as
           Exhibit B thereto, the form of Rights Certificate (Exhibit 1
           to Form 8-A, filed December 1998)...........................   *
  4.2      Indenture, dated as of June 15, 1990, between the registrant and Citibank, N.A., including Form of Debt Securities
           (Exhibit 4.2 to Form 8, filed February 1992)................   *
  4.3      Indenture, dated as of October 1, 1991, between the
           registrant and Citibank, N.A., including Form of Debt
           Securities (Exhibit 4.3 to Form 8, filed February 1992).....   *
  4.4      Indenture, dated as of April 1, 1992, between the registrant and Citibank, N.A., including Form of Debt Securities
           (Exhibit 4.4 to Form 8, filed March 1993)...................   *
  4.5      Indenture dated as of June 15, 1992 among the Registrant and
           Texas Commerce Bank National Association (as Trustee)
           (Exhibit 4.1 LL&E's Form S-3, as amended, filed November
           1993).......................................................   *
 10.1      The 1988 Burlington Resources Inc. Stock Option Incentive
           Plan as amended (Exhibit 10.4 to Form 8, filed March
           1993).......................................................   *
+10.2      Burlington Resources Inc. Incentive Compensation Plan as
           amended and restated (Exhibit 10.2 to Form 10-K, filed
           February 1997)..............................................   *
+10.3      Burlington Resources Inc. Senior Executive Survivor Benefit
           Plan dated as of January 1, 1989 (Exhibit 10.11 to Form 8,
           filed February 1989)........................................   *
+10.4      Burlington Resources Inc. Deferred Compensation Plan as
           amended and restated (Exhibit 10.4 to Form 10-K, filed
           February 1997)..............................................   *
+10.5      Burlington Resources Inc. Supplemental Benefits Plan as
           amended and restated (Exhibit 10.5 to Form 10-K, filed
           February 1997)..............................................   *
+10.6      Employment Contract between Burlington Resources Inc. and
           Bobby S. Shackouls (Exhibit 10.7 to Form 10-K, filed
           February 1996)..............................................   *
           Amendment to Employment Contract between Burlington
           Resources Inc. and Bobby S. Shackouls, dated July 9, 1997
           (Exhibit 10.6 to Form 10-K, filed February 1998)............   *
           Amendment to Employment Contract between the Company and
           Bobby S. Shackouls (Exhibit 10.29 to Form 10-Q, filed August
           1999).......................................................
+10.7      Employment Contract between Burlington Resources Inc. and H.
           Leighton Steward, dated October 22, 1997 (Exhibit 10.7 to
           Form 10-K, filed February 1998).............................   *
+10.8      Burlington Resources Inc. Compensation Plan for Non-Employee
           Directors as amended and restated (Exhibit 10.8 to Form
           10-K, filed February 1997)..................................   *
+10.9      Burlington Resources Inc. Key Executive Severance Protection
           Plan as amended June 8, 1989 (Exhibit 10.20 to Form 8, filed
           February 1992)..............................................   *
+10.10     Burlington Resources Inc. Retirement Income Plan for
           Directors (Exhibit 10.21 to Form 8, filed February 1991)....   *
+10.11     Burlington Resources Inc. 1991 Director Charitable Award
           Plan, dated as of January 16, 1991 (Exhibit 10.22 to Form 8,
           filed February 1991)........................................   *
 10.12     Master Separation Agreement and documents related thereto
           dated January 15, 1992 by and among Burlington Resources
           Inc., El Paso Natural Gas Company and Meridian Oil Holding
           Inc., including exhibits (Exhibit 10.24 to Form 8, filed
           February 1992)..............................................   *
+10.13     Burlington Resources Inc. 1992 Stock Option Plan for
           Non-employee Directors (Exhibit 28.1 of Form S-8, No.
           33-46518, filed March 1992).................................   *
+10.14     Burlington Resources Inc. Key Executive Retention Plan and
           Amendments No. 1 and 2 (Exhibit 10.20 to Form 8, filed March
           1993).......................................................   *
           Amendments No. 3 and 4 to the Burlington Resources Inc. Key
           Executive Retention Plan (Exhibit 10.17 to Form 10-K, filed
           February 1994)..............................................   *

EXHIBIT                                                                   PAGE
NUMBER                             DESCRIPTION                           NUMBER
-------                            -----------                           ------
+10.15     Burlington Resources Inc. 1992 Performance Share Unit Plan
           as amended and restated (Exhibit 10.17 to Form 10-K, filed
           February 1997)..............................................   *
+10.16     Burlington Resources Inc. 1993 Stock Incentive Plan (Exhibit
           10.22 to Form 10-K, filed February 1994)....................   *
+10.17     Burlington Resources Inc. 1994 Restricted Stock Exchange
           Plan (Exhibit 10.23 to Form 10-K, filed February 1995)......   *
+10.18     Burlington Resources Inc. 1997 Performance Share Unit Plan,
           (Exhibit 10.21 to Form 10-K, filed February 1997)...........   *
 10.19     $400 million Short-term Revolving Credit Agreement, dated as of February 25, 1998, as Amended and Restated February 23,
           1999 between Burlington Resources Inc. and Chase Bank of
           Texas, N.A., as agent, dated as of February 23, 1999
           (Exhibit 10.22 to Form 10-K filed February 1999)............   *
 10.20     $600 million Long-term Revolving Credit Agreement, dated as of February 25, 1998, between Burlington Resources Inc. and
           Morgan Guaranty Trust Company of New York as agent (Exhibit
           10.23 to Form 10-K filed February 1999).....................   *
           Amendment and Restatement Agreement dated as of February 23,
           1999 in respect of the Long-Term Credit Agreement (Exhibit
           10.23 to Form 10-K filed February 1999).....................   *
+10.21     Form of Termination Agreement with Certain Senior Management
           Personnel as amended (Exhibit 10(a)(i) to LL&E's Form 10-K,
           filed March 1996)...........................................   *
+10.22     Pension Agreement, dated as of December 27, 1994 (Exhibit
           10(e) to LL&E's Form 10-K filed March 1995).................   *
+10.23     Form of The Louisiana Land and Exploration Company Deferred
           Compensation Arrangement for Selected Key Employees (Exhibit
           10(g) to LL&E's Form 10-K filed March 1991).................   *
           Amendment to the LL&E Deferred Compensation Arrangement for
           Selected Key Employees dated December 21, 1998 (Exhibit
           10.26 to Form 10-K filed February 1999).....................   *
+10.24     The LL&E Supplemental Excess Plan (Exhibit 10(j) to LL&E's
           Form 10-K filed March 1993).................................   *
 10.25     Severance benefit agreement between Burlington Resources
           Inc. and John A. Williams, dated March 25, 1999 (Exhibit
           10.28 to Form 10-Q filed May 1999)..........................     *
 10.26     Form of agreement on pension related benefits with certain former Seattle holding company office employees.............
 10.27     Poco Petroleums Ltd. Incentive Stock Option Plan (Form S-8
           No. 333-91247, filed November 18, 1999).....................     *
 10.28     Employee Savings Plan for Eligible Employees of Poco
           Petroleums Ltd. (Exhibit 4.4 to Form S-8 No. 333-95071,
           filed January 20, 2000).....................................     *
 13.1      Burlington Resources Inc. 1999 Annual Report................
 21.1      Subsidiaries of the Registrant..............................
 23.1      Consent of Independent
           Accountants -- PricewaterhouseCoopers.......................
 23.2      Consent of Independent Accountants -- KPMG..................
 27.1      Financial Data Schedule.....................................   **
 99.1      Audit opinion of KPMG.......................................

---------------

 *Exhibit incorporated herein by reference as indicated.

**Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR System.

 +Exhibit constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.