Form 10-Q
period 2000-03-31
BURLINGTON RESOURCES INC
filed 2000-05-11
CIK 833320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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


             Yes X                                  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                             Outstanding

Common Stock, par value $.01 per share,
      as of March 31, 2000                                  215,289,195

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                     FIRST QUARTER
                                              -----------------------------
                                                  2000              1999
                                              -----------       -----------

                                         (In Millions, Except per Share Amounts)

Revenues..................................     $    652          $    436
                                              -----------        ----------

Costs and Expenses
 Production Taxes.........................           33                19
 Production and Processing................          118               115
 Depreciation, Depletion and Amortization.          180               156
 Exploration Costs........................           95                54
 Administrative...........................           39                38
                                              -----------        ----------
Total Costs and Expenses..................          465               382
                                              -----------        ----------

Operating Income..........................          187                54
Interest Expense..........................           50                53
Other Income - Net........................            -                 4
                                              -----------        ----------

Income Before Income Taxes................          137                 5
Income Tax Expense........................           60                 5
                                              -----------        ----------

Net Income................................     $     77          $     -
                                              ===========        ==========

Basic Earnings per Common Share...........     $    .36          $     -
                                              ===========        ==========

Diluted Earnings per Common Share.........     $    .35          $     -
                                              ===========        ==========



          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                          March 31,       December 31,
                                                            2000             1999
                                                        -------------   -------------
                                                      (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents............................. $       -       $      89
  Accounts Receivable...................................       493             499
  Inventories...........................................        56              53
  Other Current Assets..................................        30              26
                                                         ----------      ----------
                                                               579             667
                                                         ----------      ----------

Oil & Gas Properties (Successful Efforts Method)........    12,948          12,834
Other Properties........................................       943             935
                                                         ----------      ----------
                                                            13,891          13,769
  Accumulated Depreciation, Depletion and Amortization..     7,602           7,412
                                                         ----------      ----------
    Properties - Net....................................     6,289           6,357
                                                         ----------      ----------
Deferred Income Taxes...................................        23              32
                                                         ----------      ----------
Other Assets............................................       121             135
                                                         ----------      ----------
    Total Assets........................................ $   7,012       $   7,191
                                                         ==========      ==========
LIABILITIES
Current Liabilities
  Accounts Payable...................................... $     381       $     449
  Taxes Payable.........................................        62              93
  Accrued Interest......................................        44              36
  Other Current Liabilities.............................        46              19
  Current Maturities of Long-term Debt..................         -              51
                                                         ----------      ----------
                                                               533             648
                                                         ----------      ----------
Long-term Debt..........................................     2,651           2,769
                                                         ----------      ----------
Deferred Income Taxes...................................       151             105
                                                         ----------      ----------
Other Liabilities and Deferred Credits..................       409             423
                                                         ----------      ----------
Put Options on Common Stock.............................         3              -
                                                         ----------      ----------
Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share
  (Authorized 75,000,000 Shares;  One Share Issued).....         -              -
Common Stock, Par Value $.01 Per Share
  (Authorized 325,000,000 Shares;  Issued 241,188,770 Shares)    2               2
Paid-in Capital.........................................     3,961           3,966
Retained Earnings.......................................       392             345
Deferred Compensation - Restricted Stock................        (9)             (3)
Accumulated Other Comprehensive Loss....................       (53)            (54)
Cost of Treasury Stock
  (25,899,575 and 25,219,025 Shares for 2000 and 1999,
   respectively)........................................    (1,028)         (1,010)
                                                         ----------      ----------
Stockholders' Equity....................................     3,265           3,246
                                                         ----------      ----------
  Total Liabilities and Stockholders' Equity............ $   7,012         $ 7,191
                                                         ==========      ==========

         See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                           FIRST QUARTER
                                                       ----------------------
                                                         2000         1999
                                                       ---------    ---------
                                                            (In Millions)
Cash Flows From Operating Activities
 Net Income............................................ $    77       $     -
 Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities
  Depreciation, Depletion and Amortization..............    180           156
  Deferred Income Taxes.................................     55            (5)
  Exploration Costs.....................................     95            54
Working Capital Changes
  Accounts Receivable...................................      6            74
  Inventories...........................................     (3)            1
  Other Current Assets..................................     (4)           (6)
  Accounts Payable......................................    (68)          (41)
  Taxes Payable.........................................    (31)           (5)
  Accrued Interest......................................      8            22
  Other Current Liabilities.............................     27             1
Other...................................................    (27)          (15)
                                                         --------      --------
     Net Cash Provided By Operating Activities..........    315           236
                                                         --------      --------

Cash Flows From Investing Activities
  Additions to Properties...............................   (226)         (243)
  Other.................................................     16           (12)
                                                         --------      --------
     Net Cash Used In Investing Activities..............   (210)         (255)
                                                         --------      --------

Cash Flows From Financing Activities
  Proceeds from Long-term Debt..........................      -           496
  Reduction in Long-term Debt...........................   (169)         (191)
  Dividends Paid........................................      -           (24)
  Common Stock Purchases................................    (35)           (9)
  Other.................................................     10            (5)
                                                         --------      --------
     Net Cash Provided By (Used In) Financing
       Activities.......................................   (194)          267
                                                         --------      --------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents......................................      -             -
                                                         --------      --------
Increase (Decrease) in Cash and Cash Equivalents........    (89)          248

Cash and Cash Equivalents
  Beginning of Year.....................................     89             -
                                                         --------      --------
  End of Period......................................... $    -      $    248
                                                         ========      ========


          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.      BASIS OF PRESENTATION

     The 1999 Annual Report of Burlington Resources Inc. (the "Company") includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q ("Quarterly Report"). The financial statements for the periods presented herein are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The consolidated financial statements include certain reclassifications that were made to conform to current presentation. Amounts related to the first quarter of 1999 have been restated to include the business activities of Poco Petroleums Ltd.

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 216 million for the first quarter of 2000 and 1999, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 216 million and 217 million for the first quarter of 2000 and 1999, respectively. No adjustments were made to reported net income in the computation of EPS. EPS discussions within this document are in reference to basic EPS.

     Comprehensive income consists of net income and foreign currency translation adjustments. Foreign currency translation adjustments were $1 million and $12 million resulting in comprehensive income of $78 million and $12 million for the first quarter of 2000 and 1999, respectively.

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

     In late February 1998, the Company and numerous other oil and gas companies received a complaint filed in the United States District Court for the Eastern District of Texas in Lufkin in a lawsuit styled as United States of America ex rel. J. Benjamin Johnson, Jr., et al. v. Shell Oil Company, et al. alleging violations of the civil False Claims Act. The United States has intervened in this lawsuit as to some of the defendants, including the Company, and has filed a separate complaint. This suit alleges that the Company underpaid royalties for crude oil produced on federal and Indian lands through the use of below-market posted prices in the sale of oil from BROG to BRTI. The suit alleges that royalties paid by BROG based on these posted prices were lower than the royalties allegedly required to be paid under federal regulations, and that the forms filed by BROG with the MMS reporting the royalties paid were false, thereby violating the civil False Claims Act. The Company and others have also received document subpoenas and other inquiries from the Department of Justice relating to the payment of royalties to the federal government for natural gas production. These requests and inquiries have been made in the context of one or more other False Claims Act cases brought by individuals which remain under seal and are now being investigated by the Civil Division of the Department of Justice. The Company has responded and continues to respond to these requests and inquiries, but the Company does not know what action, if any, the Department of Justice will take with regard to these other cases. If the government chooses not to intervene and pursue these cases, the individuals who initially brought these cases are free to pursue them in return for a share, if any, of any final settlement or judgment. In addition, the Company has been advised that it is a target of a criminal investigation by the United States Attorney for the District of Wyoming into the alleged underpayment of oil and gas royalties. The United States Attorney for the District of Wyoming has also inquired into certain historical oil and gas accounting and financial reporting practices of the Company. The Company has responded to numerous grand jury document subpoenas in connection with the investigation and is otherwise cooperating with the investigation. Management cannot predict when the investigation will be completed or its ultimate outcome.

     In April 1999, the court unsealed and the Company was served with the petition in the False Claims Act lawsuits styled United States of America ex rel. Jack J. Grynberg v. Burlington Resources Oil & Gas Company, et al. and United States of America ex rel. Jack J. Grynberg v. The Louisiana Land and Exploration Company, et al., filed in the United States District Court of the District of Wyoming (the "Grynberg lawsuits"). In both cases the United States Department of Justice declined to intervene following its investigation, resulting in these claims being pursued by Grynberg individually. Grynberg has filed seventy similar suits against more than three hundred defendants. On October 10, 1999, the Judicial Panel on Multidistrict Litigation consolidated sixty-six of the Grynberg False Claims Act lawsuits, including the referenced suits against the Company, and transferred all cases to the United States

District Court for the District of Wyoming. The Grynberg lawsuits generally allege that the Company and other defendants improperly measured and otherwise undervalued natural gas in connection with the payment of royalties on production from federal and Indian lands. Motions to dismiss have been filed by the Company and numerous other defendants and are pending before the Court.

     On March 28, 2000, the United States District Court for the Eastern District of Texas, Lufkin Division, ordered that the First Amended Complaint in the case of United States ex rel. M. Glenn Osterhoudt, III v. Amerada Hess, et al. and the Second Amended Complaint in the case of United States of America ex rel. Harrold E. (Gene) Wright v Agip Petroleum Company, et al. be unsealed and served upon defendants, including the Company. In these lawsuits, the plaintiffs have alleged violations of the civil False Claims Act. Plaintiffs contend that defendants underpaid royalties on natural gas and natural gas liquids produced on federal and Indian lands through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. The United States has elected to intervene in these cases as to some of the defendants, including the Company, but has not at this time filed or served upon the Company a separate complaint.

     Based on the Company's present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, in the event that the Company is found to have violated the civil False Claims Act or is indicted or convicted on criminal charges, the Company could be subject to a variety of sanctions, including treble damages, substantial monetary fines, civil and/or criminal penalties and a temporary suspension from entering into future federal mineral leases and other federal contracts for a defined period of time. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

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

3.      COMMODITY HEDGING ACTIVITIES

     In order to mitigate the impact of market price fluctuations, the Company utilizes options and other financial instruments to sell forward and hedge future crude oil and natural gas production. Changes in the market value of these contracts and premiums paid for option contracts are deferred until the gain or loss is recognized on the hedged commodity. If the contract is not a hedge, changes in market value are recorded currently. To qualify as a hedge, these transactions must be designated as a hedge and changes in their fair value must correlate with changes in the price of anticipated future production such that the Company's exposure to the effects of commodity price changes is reduced. These hedging instruments are measured for effectiveness on an enterprise basis both at the inception of the contract and on an ongoing basis. If these instruments are terminated prior to maturity, resulting gains or losses continue to be deferred until the hedged item is recognized in income.

     As of March 31, 2000, the Company had a deferred opportunity loss related to its oil and gas hedges of approximately $155 million for production in years 2000 through 2005. This deferred loss represents the difference between hedged prices and market prices on hedged volumes of the commodity at March 31, 2000. Gains or losses resulting from these transactions are included in revenue as the related physical production is delivered.

4.      SEGMENT AND GEOGRAPHIC INFORMATION

     The Company's reportable segments are North America and International. Both segments are engaged principally in the exploration, development, production and marketing of oil and gas. The North America segment is responsible for the Company's operations in the U.S. and Canada and the International segment is responsible for all operations outside that geographical region. The accounting policies for the segments are the same as those for the consolidated financial statements. There are no significant intersegment sales or transfers.

     The following tables present information about reported segment operations.


                                                      First Quarter 2000
                                          --------------------------------------
                                          North America   International   Total
                                          -------------   -------------  -------
                                                       (In Millions)
Revenues.................................    $597             $ 55         $652
Operating income ........................     207               25          232
Additions to properties .................     195             $ 26         $221



                                                      First Quarter 1999
                                          -------------------------------------
                                          North America   International   Total
                                          -------------   -------------  ------
                                                       (In Millions)
Revenues ................................    $407             $ 29         $436
Operating income (loss) .................     118              (22)          96
Additions to properties .................    $163             $ 68         $231


     The  following  is  a  reconciliation   of  segment   operating  income  to
consolidated income before income taxes.


                                                            First Quarter
                                                      -------------------------
                                                         2000            1999
                                                      ----------      ---------
                                                            (In Millions)
Total operating income for reportable segments ......    $232           $ 96
Corporate expenses ..................................      45             42
Interest expense ....................................      50             53
Other income - net ..................................      --              4
                                                        --------       --------
Consolidated income before income taxes .............    $137           $  5
                                                        ========       ========

     The following is a reconciliation of segment additions to oil and gas properties to consolidated amounts.

                                                            First Quarter
                                                      -------------------------
                                                         2000           1999
                                                      ----------      ---------
                                                            (In Millions)
Total additions to properties for reportable
  segments..........................................     $221           $231
Administrative expenditures ........................        5             12
                                                      ----------      ---------
Consolidated additions to properties ...............     $226           $243
                                                      ==========      =========

     The following is revenue by geographic location.

                                                            First Quarter
                                                      -------------------------
                                                         2000           1999
                                                      ----------      ---------
                                                             (In Millions)
USA ...............................................     $471            $316
Canada ............................................      126              91
Other international ...............................       55              29
                                                      ----------      ---------
Consolidated revenues .............................     $652            $436
                                                      ==========      =========



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

     The total long-term debt to capital ratio at March 31, 2000 and December 31, 1999 was 45 percent and 46 percent, respectively. During the first quarter, commercial paper and credit facility notes of $169 million were repaid.

     The Company has unused credit commitments in the form of revolving facilities ("revolvers") as of March 31, 2000. A portion of these revolvers is available to cover debt due within one year, therefore, commercial paper, credit facility notes and fixed-rate debt due within one year are classified as long-term debt. In addition, the Company has the capacity to issue $1 billion of securities under a shelf registration statement filed with the Securities and Exchange Commission. The revolvers arecomprised of agreements for $600 million, $400 million and $340 million. The $600 million revolver expires in February 2003 and the $400 million and $340 million credit facilities expire in March 2001 unless renewed by mutual consent. The outstanding balance on the $340 million revolver automatically becomes a one year term note at expiration of the agreement.

     In July 1998, the Company's Board of Directors approved the repurchase of up to two million shares of its Common Stock. During the first quarter of 2000, the Company repurchased 1,215,000 shares of its Common Stock for $35 million. Since December 1988, the Company has repurchased approximately 33 million shares. In conjunction with the Company's stock repurchase program, the Company sold put options ("options") during 2000. The options entitle the holders, upon exercise on the expiration dates, to sell shares of BR Common Stock to the Company at specified prices. Alternatively, the Company retains the ability to settle the options in cash. As of March 31, 2000, 100,000 options remained outstanding with an average strike price of $28.56 and expiration dates through June 2000.

     Net cash provided by operating activities for the first three months of 2000 was $315 million compared to $236 million in 1999. The increase was primarily due to higher operating income partially offset by working capital and other changes. Operating income was higher principally as a result of higher commodity prices.

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

     The Company has certain other commitments and uncertainties related to its normal operations. Management believes that there are no other commitments or uncertainties that will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Capital Expenditures

     Capital expenditures for the first three months of 2000 totaled $226 million compared to $243 million in 1999. Capital expenditures, excluding proved property acquisitions, are currently projected to be between $800 and $900 million for all of 2000 and are expected to be primarily for the development and exploration of oil and gas properties and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flows, supplemented, if needed, by external financing.

Dividends

     On April 19, 2000, the Board of Directors declared a quarterly common stock cash dividend of $.1375 per share, payable July 5, 2000.

Results of Operations - First Quarter 2000 Compared to First Quarter 1999

     The Company reported net income of $77 million or $.36 per share for the first quarter of 2000 compared to a net loss of $57 thousand or $0 per share in 1999. Operating income for the first quarter of 2000 was $187 million compared to $54 million in 1999. Revenues were $652 million for the first quarter of 2000 compared to $436 million for the first quarter of 1999. Natural gas sales prices increased 27 percent to $2.32 per MCF which increased revenues $93 million. Natural gas sales volumes increased 5 percent to 2,121 MMCF per day which increased revenues $22 million. Average oil sales prices increased 110 percent to $23.36 per barrel which increased revenues $101 million. Oil sales volumes decreased 4 percent to 90.6 MBbls per day which decreased revenues $2 million. Gas sales volumes increased due to East Irish Sea production beginning in the third quarter of 1999. Oil sales volumes decreased primarily due to natural declines in the Mid-Continent and North Sea areas.

     Costs and expenses were $465 million for the first quarter of 2000 compared to $382 million in 1999. The increase was primarily due to a $41 million increase in exploration costs, a $24 million increase in depreciation, depletion and amortization ("DD&A") and a $14 million increase in production taxes. Exploration costs increased primarily due to higher dry hole expense of $30 million and higher geological and geophysical expenses of $12 million. DD&A increased primarily due to a higher unit rate and higher production volumes resulting in increased expenses of $14 million and $7 million, respectively. Production taxes increased primarily due to higher oil and gas revenues.

     Interest expense was $50 million for the first quarter of 2000 compared to $53 million in 1999. The decrease was primarily due to lower outstanding commercial paper borrowings in 2000.

     Other income - net was $333 thousand in the first quarter of 2000 compared to $4 million in 1999. The decrease was primarily due to foreign exchange transactions.

     Income tax expense for the first quarter of 2000 was $60 million or a rate of 44 percent compared to an expense of $5 million or a rate of 101 percent in 1999. The increase in income tax expense was primarily a result of higher pretax income.

Forward-looking Statements

     This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company's current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company's 1999 Form 10-K.

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

        10.29             Amendment to the Phantom Stock Plan         14
                          for non-employee directors.

        27.1              Financial Data Schedule                     **

*    Exhibit incorporated by reference.
** Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR System.

        B.  Reports on Form 8-K

    The Company filed no reports on Form 8-K during the first quarter of 2000.

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


                                                BURLINGTON RESOURCES INC.
                                                     (Registrant)



                                        By      /s/ John E. Hagale
                                                John E. Hagale
                                                Executive Vice President and
                                                Chief Financial Officer



                                        By      /s/ Philip W. Cook
                                                Philip W. Cook
                                                Vice President, Controller and
                                                Chief Accounting Officer


Date:  May 11, 2000

                             First Amendment to the
                 Phantom Stock Plan for Non-Employee Directors



     WHEREAS, Section 2.1 of the Burlington Resources Inc. Phantom Stock Plan for Non-Employee Directors ("Plan"), effective March 21, 1996, provides that it may be amended by the Plan's Management Committee, subject to certain limitations provided therein:

     NOW, THEREFORE, Section 4 of the Plan is hereby amended effective as of April 19, 2000, by amending Section 4.1 to read as follows:


          4.1 Automatic Phantom Stock Grants. On each Grant Date each Participant on such date shall have credited to his Company Stock Account 1,000 shares of Phantom Stock. A separate Company Stock Account shall be established for each Participant with respect to each Grant Date; provided, however, that all Company Stock Accounts established for a Participant that are to be paid in the same manner, i.e., a lump sum, 60 installments or 120 installments, may be combined into a single Company Stock Account.



                                        BURLINGTON RESOURCES INC.



                                        By:/S/ WILLIAM B. USHER
                                                William B. Usher
                                                Benefits Committee Member