Form 10-K/A
period 1999-12-31
BURLINGTON RESOURCES INC
filed 2000-08-11
CIK 833320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-K/A NO. 1

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

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

     Burlington Resources Inc. 1999 Annual Report to stockholders, which is incorporated by reference into Part I and Part II of this Form 10-K.

     Burlington Resources Inc. definitive proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                EXPLANATORY NOTE



     Burlington Resources Inc. (the "Company") is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 1999 in order to restate the Financial Statements and revise the Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company discovered an accounting error that resulted in a $26 million overstatement of revenues for the fourth quarter of 1998. The net effect, after adjusting for income tax of $9 million, is a $17 million increase in net loss from $321 million to $338 million for the year ended December 31, 1998 and a $17 million reduction in stockholders' equity at December 31, 1998 and 1999. See Note 14 of the Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BURLINGTON RESOURCES INC.

                               TABLE OF CONTENTS


                                                              PAGE
PART II

  Item Six

     Selected Financial Data................................     1

  Item Seven and Seven A

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations and Quantitative
      and Qualitative Disclosures About Market Risk.........     1

  Item Eight

     Financial Statements and Supplementary Financial
      Information...........................................     8

PART IV

  Item Fourteen

     Exhibits, Financial Statement Schedules and Reports on
      Form 8-K..............................................    38

                                    ITEM SIX


SELECTED FINANCIAL DATA


     The selected financial data for Burlington Resources Inc. set forth below for the five years ended December 31, 1999 should be read in conjunction with the consolidated financial statements. Prior year amounts have been restated to include Poco Petroleums Ltd. Certain financial data for 1998 and 1999 have been further restated as described in Note 14 to the Consolidated Financial Statements.



                                                     1999     1998     1997     1996     1995
                                                    ------   ------   ------   ------   ------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
  Revenues........................................  $2,065   $1,983   $2,375   $2,477   $1,905
  Operating Income (Loss).........................     236     (439)     605      643     (508)
  Net Income (Loss)...............................       1     (338)     352      354     (332)
  Basic Earnings (Loss) per Common Share..........     .01    (1.60)    1.69     1.72    (1.65)
  Diluted Earnings (Loss) per Common Share........  $   --   $(1.60)  $ 1.67   $ 1.70   $(1.65)
BALANCE SHEET DATA
  Total Assets....................................  $7,165   $7,060   $7,164   $6,790   $6,169
  Long-term Debt..................................   2,769    2,684    2,317    2,223    2,306
  Stockholders' Equity............................   3,229    3,301    3,550    3,320    2,848
  Cash Dividends Declared per Common Share........  $  .46   $  .46   $  .39   $  .37   $  .38
  Common Shares Outstanding.......................     216      216      209      209      201



                             ITEM SEVEN AND SEVEN A



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


ACQUISITION OF POCO

     On August 16, 1999, the Company entered into a definitive agreement to acquire Poco Petroleums Ltd. ("Poco"), a corporation existing under the laws of the Province of Alberta, Canada (the "Acquisition"). The Acquisition was consummated on November 18, 1999.


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

FINANCIAL CONDITION AND LIQUIDITY


     The Company's long-term debt to capital ratio at December 31, 1999 and 1998 was 47 percent and 45 percent, respectively.


     The Company has unused credit commitments in the form of revolving facilities ("revolvers") as of December 31, 1999. These revolvers are available to cover debt due within one year, therefore, commercial paper, credit facility notes and a portion of fixed-rate debt due within one year are classified as long-term debt. During 1999, due to debt covenant violations, the Company obtained waivers related to certain of its Canadian debt. In addition, the Company has the capacity to issue $1 billion of securities under a shelf registration statement filed with the Securities and Exchange Commission. The revolvers are comprised of agreements for

$600 million, $400 million, $310 million, $121 million and $52 million. The $600 million revolver expires in February 2003. The other credit facilities expire in March 2000 unless renewed by mutual consent, with the exception of the $52 million revolver which is cancelable by the creditor upon demand. Balances outstanding on the $310 million revolver automatically become five year amortizing notes at expiration of the agreement.

     In March 1999 and April 1999, the Company issued $450 million of 7 3/8 percent fixed-rate debt and $19 million of 6.40 percent fixed-rate debt, respectively. During 1999, the Company repaid $474 million of fixed-rate debt. The Company has a total of $961 million of debt to be repaid in 2000. Of this amount, $362 million represents fixed-rate debt which the Company intends to refinance with other fixed-rate long-term debt. The remaining $599 million is comprised of $267 million of commercial paper outstanding at December 31, 1999 with an average interest rate of 7 percent and $332 million of credit facility notes with interest rates between 5 and 6 percent.

     In July 1998, the Company's Board of Directors approved the repurchase of up to two million shares of its Common Stock. During 1999, the Company repurchased 250,000 shares of its Common Stock for $9 million. Since December 1988, the Company has repurchased approximately 32 million shares.

     Net cash provided by operating activities for 1999 was $1,102 million compared to $980 million and $1,363 million in 1998 and 1997, respectively. The increase in 1999 compared to 1998 was primarily due to higher operating income and working capital and other changes. The decrease in 1998 compared to 1997 was primarily due to significantly lower operating income and lower working capital and other changes.

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

CAPITAL EXPENDITURES AND RESOURCES

     Capital expenditures during 1999 totaled $989 million compared to $1,839 million and $1,682 million in 1998 and 1997, respectively. The Company invested $792 million on internal development and exploration during 1999 compared to $1,291 million and $1,220 million in 1998 and 1997, respectively. The Company invested $135 million for proved property acquisitions in 1999 compared to $437 million and $340 million in 1998 and 1997, respectively.

     Capital expenditures for 2000, excluding proved property acquisitions, are projected to be approximately $1 billion. Capital expenditures are expected to be primarily for internal development and exploration of oil and gas properties and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flows, supplemented, if needed, by external financing.

MARKETING

  North America

     The Company's marketing strategy is to maximize the value of its production by developing marketing flexibility from the wellhead to its ultimate sales. The Company's natural gas production is gathered, processed, exchanged and transported utilizing various firm and interruptible contracts and routes to access the highest value market hubs. The Company's customers include local distribution companies, electric utilities, industrial users and marketers. The Company maintains the capacity to ensure its production can be marketed either at the wellhead or downstream at market sensitive prices.

     All of the Company's crude oil production is sold to third parties at the wellhead or transported to market hubs where it is sold or exchanged. NGLs are typically sold at field plants or transported to market hubs and sold to third parties.

  International

     The Company's international production is marketed to third parties either directly by the Company or by the operators of the properties. Production is sold at the platforms or local sales points based on spot or contract prices.

COMMODITY RISK

     Substantially all of the Company's crude oil and natural gas production is sold on the spot market or under short-term contracts at market sensitive prices. Spot market prices for domestic crude oil and natural gas are subject to volatile trading patterns in the commodity futures market, including among others, the New York Mercantile Exchange ("NYMEX"). Quality differentials, worldwide political developments and the actions of the Organization of Petroleum Exporting Countries also affect crude oil prices.

     There is also a difference between the NYMEX futures contract price for a particular month and the actual cash price received for that month in a U.S. producing basin or at a U.S. market hub, which is referred to as the "basis differential."

     The Company utilizes over-the-counter price and basis swaps as well as options to hedge its production in order to decrease its price risk exposure. The gains and losses realized as a result of these derivative transactions are substantially offset when the hedged commodity is delivered. In order to accommodate the needs of its customers, the Company also uses price swaps to convert natural gas sold under fixed price contracts to market prices.

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company's derivative instruments. At December 31, 1999, the potential decrease in fair value of derivative instruments assuming a 10 percent adverse movement (an increase in the underlying commodities price) would result in a $65 million increase in the net deferred amount.

     For purposes of calculating the hypothetical change in fair value, the relevant variables include the type of commodity, the commodity futures prices, the volatility of commodity prices and the basis and quality differentials. The hypothetical change in fair value is calculated by multiplying the difference between the hypothetical price (adjusted for any basis or quality differentials) and the contractual price by the contractual volumes.

FOREIGN CURRENCY RISK

     The Company's reported cash flows related to Canadian operations is based on cash flows measured in Canadian dollars converted to the U.S. dollar equivalent based on the average of the Canadian and U.S. dollar exchange rates for the period reported. The Company's Canadian subsidiary has financial obligations that are denominated in U.S. dollars. A decrease in value of 10 percent in Canadian dollars relative to the U.S. dollar from the year-end exchange rate would result in a foreign currency loss of $20 million based on December 31, 1999 amounts. The Company considers its current risk exposure to exchange rate movements, based on net cash flows, to be immaterial.

DIVIDENDS

     On January 19, 2000, the Board of Directors declared a common stock quarterly cash dividend of $.1375 per share, payable April 3, 2000 to shareholders of record on March 10, 2000. Dividend levels are determined by the Board of Directors based on profitability, capital expenditures, financing and other factors. The Company declared cash dividends on Common Stock totaling approximately $103 million during 1999.

RESULTS OF OPERATIONS


  Year Ended December 31, 1999 Compared With Year Ended December 31, 1998


     The Company reported net income of $1 million or $.01 basic earnings per common share in 1999 compared to a net loss of $338 million or $1.60 basic loss per common share in 1998. The 1999 and 1998 results included a non-cash per share charge of $.65 and $1.85, respectively, related to the impairment of oil and gas properties. The Company evaluates the impairment of its oil and gas properties on a field-by-field basis whenever events or changes in circumstances indicate an asset's carrying amount may not be recoverable. Unamortized capital costs are reduced to fair value if the sum of the expected undiscounted future cash flows is less than the assets' net book value. Cash flows are determined based upon proved reserves using prices and costs consistent with those used for internal decision making. In the fourth quarter of 1999, the Company determined there would be performance related downward reserve adjustments associated with certain properties located on the Gulf of Mexico shelf and in the Permian Basin. As a result, the Company recognized a pretax impairment charge of $225 million ($140 million after tax) related to those properties. In the fourth quarter of 1998, the market experienced a weakness in commodity prices. The Company subjected all properties to impairment testing and subsequently recognized a pretax impairment charge related to certain Canadian properties of $706 million ($390 million after tax). The 1999 results also included a $.12 per share charge related to severance and transaction costs associated with the Acquisition.



     Revenues were $2,065 million in 1999 compared to $1,983 million in 1998. Average oil prices increased 31 percent to $16.85 per barrel in 1999 and average gas prices increased 6 percent to $2.01 per MCF which increased revenues $131 million and $88 million, respectively. Oil sales volumes decreased 14 percent in 1999 to 89.9 MBbls per day and gas sales volumes decreased 4 percent to 2,004 MMCF per day which decreased revenues $69 million and $51 million, respectively. Oil sales volumes decreased primarily due to natural production declines in the Gulf Coast, Mid-Continent and North Sea areas.


     Costs and Expenses were $1,829 million in 1999 compared to $2,422 million in 1998. Costs and expenses in 1999 and 1998 included a $225 million and $706 million charge, respectively, related to the impairment of oil and gas properties. Costs and expenses in 1999 also included a charge of $37 million related to severance and transaction costs associated with the Acquisition. Excluding the $262 million of charges in 1999 and the $706 million charge in 1998, costs and expenses in 1999 decreased $149 million compared to 1998. The decrease was primarily due to a $114 million decrease in exploration costs and a $48 million decrease in depreciation, depletion and amortization ("DD&A"). Exploration costs decreased due to lower exploratory spending resulting in lower geological and geophysical ("G&G") expenses of $58 million and lower exploratory dry hole expense of $69 million partially offset by higher impairment expense of $13 million. DD&A decreased due to lower production volumes and a lower unit rate resulting in reduced expenses of $38 million and $16 million, respectively, partially offset by higher fixed-rate expense of $6 million.

     Interest Expense was $211 million in 1999 compared to $193 million in 1998. The increase was primarily due to higher outstanding fixed-rate debt and higher outstanding commercial paper borrowings during 1999.

     Other Expense (Income) -- Net was an expense of $2 million in 1999 compared to income of $8 million in 1998. The decrease in other income is primarily due to lower interest income in 1999.


     Income taxes were an expense of $22 million, a rate of 95 percent in 1999 compared to a benefit of $286 million, a rate of 46 percent in 1998. The increased tax expense in 1999 compared to 1998 was primarily a result of substantially higher pretax income and lower benefits from nonconventional fuel tax credits.


  Year Ended December 31, 1998 Compared With Year Ended December 31, 1997


     The Company reported a net loss of $338 million or $1.60 basic loss per common share in 1998 compared to net income of $352 million or $1.69 basic earnings per common share in 1997. The 1998 results included a non-cash per share charge of $1.85 related to the impairment of oil and gas properties. The 1997 results included a $.34 per share charge for severance and transaction costs related to the 1997 merger ("Merger") with The Louisiana Land and Exploration Company ("LL&E"). The 1997 results also included a per share gain of $.15 related to the sales of oil and gas properties associated with the divestiture program.

     Revenues were $1,983 million in 1998 compared to $2,375 million in 1997. Average oil prices decreased 32 percent to $12.86 per barrel in 1998 and average gas prices decreased 10 percent to $1.89 per MCF which decreased revenues $235 million and $152 million, respectively. Oil sales volumes decreased 3 percent to
104.5 MBbls per day which decreased revenues $25 million. Oil sales volumes decreased primarily due to natural declines in the Gulf Coast and Mid-Continent areas. Gas sales volumes increased 1 percent to 2,077 MMCF per day which increased revenues $19 million.


     Costs and Expenses were $2,422 million in 1998 compared to $1,770 million in 1997. Costs and expenses in 1998 included a $706 million charge related to the impairment of oil and gas properties. Costs and expenses in 1997 included an $80 million charge for severance and transaction costs associated with the Merger. Excluding the $706 million charge in 1998 and the $80 million charge in 1997, costs and expenses in 1998 increased $26 million from 1997. The increase was primarily due to a $44 million increase in exploration costs partially offset by a $19 million decrease in production taxes. Exploration costs increased due to higher exploratory spending resulting in higher G&G expenses. Production taxes decreased primarily due to lower oil and gas revenues.

     Interest Expense was $193 million in 1998 compared to $174 million in 1997. The increase was primarily due to higher outstanding fixed-rate debt and higher outstanding commercial paper borrowings during 1998.

     Other Expense (Income) -- Net was income of $8 million in 1998 compared to income of $39 million in 1997. The decrease in other income was primarily related to lower gains on sales of oil and gas properties and higher losses related to foreign exchange transactions.


     Income taxes were a benefit of $286 million, a rate of 46 percent in 1998 compared to an expense of $118 million, a rate of 25 percent in 1997. The decrease in tax expense in 1998 compared to 1997 is primarily a result of lower pretax income partially offset by lower benefits from nonconventional fuel tax credits.


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

     During 1999, the Company completed its year 2000 readiness plan for its critical information technology and operating systems. The readiness plan involved four phases: assessment, remediation, testing and implementation. Since entering the year 2000, the Company has not experienced any significant year 2000 failures in its own information technology or operating systems or those of its vendors. The Company will continue to monitor these systems throughout the year but does not anticipate any material disruptions.

     The year 2000 readiness plan was funded through operating cash flows at an approximate cost of $3 million.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company must adopt SFAS 133 effective January 1, 2001. Based on the Company's outstanding derivatives contracts, the Company believes that the impact of adopting this standard would not have a material adverse effect on the Company's operations or consolidated financial condition. However, no assurances can be given with regard to the level of the Company's derivatives activities at the time SFAS 133 is adopted or the resulting effect on the Company's operations or consolidated financial condition.

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

                                   ITEM EIGHT

FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION


                           BURLINGTON RESOURCES INC.


                        CONSOLIDATED STATEMENT OF INCOME


                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                         RESTATED
                                                                       (SEE NOTE 14)
                                                                       -------------
                                                               1999        1998         1997
                                                              ------   -------------   ------
                                                                       (IN MILLIONS,
                                                                 EXCEPT PER SHARE AMOUNTS)
REVENUES....................................................  $2,065      $1,983       $2,375
                                                              ------      ------       ------
COSTS AND EXPENSES
  Production Taxes..........................................     109         100          119
  Production and Processing.................................     472         478          471
  Depreciation, Depletion and Amortization..................     631         679          671
  Exploration Costs.........................................     214         328          284
  Impairment of Oil and Gas Properties......................     225         706           --
  Merger Costs..............................................      37          --           80
  Administrative............................................     141         131          145
                                                              ------      ------       ------
Total Costs and Expenses....................................   1,829       2,422        1,770
                                                              ------      ------       ------
Operating Income (Loss).....................................     236        (439)         605
Interest Expense............................................     211         193          174
Other Expense (Income) -- Net...............................       2          (8)         (39)
                                                              ------      ------       ------
Income (Loss) Before Income Taxes...........................      23        (624)         470
Income Tax Expense (Benefit)................................      22        (286)         118
                                                              ------      ------       ------
NET INCOME (LOSS)...........................................  $    1      $ (338)      $  352
                                                              ======      ======       ======
BASIC EARNINGS (LOSS) PER COMMON SHARE......................  $  .01      $(1.60)      $ 1.69
                                                              ======      ======       ======
DILUTED EARNINGS (LOSS) PER COMMON SHARE....................  $   --      $(1.60)      $ 1.67
                                                              ======      ======       ======


          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                           CONSOLIDATED BALANCE SHEET


                                                                   DECEMBER 31,
                                                              -----------------------
                                                                     RESTATED
                                                                   (SEE NOTE 14)
                                                              -----------------------
                                                               1999          1998
                                                              -------    ------------
                                                                   (IN MILLIONS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS

Current Assets
  Cash and Cash Equivalents.................................  $    89      $    --
  Accounts Receivable.......................................      473          442
  Inventories...............................................       53           53
  Other Current Assets......................................       26           22
                                                              -------      -------
                                                                  641          517
                                                              -------      -------
Oil and Gas Properties (Successful Efforts Method)..........   12,834       11,943
Other Properties............................................      935          898
                                                              -------      -------
                                                               13,769       12,841
  Accumulated Depreciation, Depletion and Amortization......    7,412        6,494
                                                              -------      -------
  Properties -- Net.........................................    6,357        6,347
                                                              -------      -------
Deferred Income Taxes.......................................       32           61
                                                              -------      -------
Other Assets................................................      135          135
                                                              -------      -------
         Total Assets.......................................  $ 7,165      $ 7,060
                                                              =======      =======

                                     LIABILITIES

Current Liabilities
  Accounts Payable..........................................  $   449      $   457
  Taxes Payable.............................................       93           53
  Accrued Interest..........................................       36           30
  Other Current Liabilities.................................       19           41
  Current Maturities of Long-term Debt......................       51           --
                                                              -------      -------
                                                                  648          581
                                                              -------      -------
Long-term Debt..............................................    2,769        2,684
                                                              -------      -------
Deferred Income Taxes.......................................       96          112
                                                              -------      -------
Other Liabilities and Deferred Credits......................      423          371
                                                              -------      -------
Put Options on Common Stock.................................       --           11
                                                              -------      -------

Commitments and Contingent Liabilities

                                STOCKHOLDERS' EQUITY

Preferred Stock, Par Value $.01 per Share (Authorized
  75,000,000 Shares; One Share Issued)......................       --           --
Common Stock, Par Value $.01 per Share (Authorized
  325,000,000 Shares; Issued 241,188,770 and 241,083,924
  Shares for 1999 and 1998, respectively)...................        2            2
Paid-in Capital.............................................    3,966        3,953
Retained Earnings...........................................      328          429
Deferred Compensation -- Restricted Stock...................       (3)          (2)
Accumulated Other Comprehensive Loss........................      (54)         (74)
Cost of Treasury Stock (25,219,025 and 25,420,562 Shares for
  1999 and 1998, respectively)..............................   (1,010)      (1,007)
                                                              -------      -------
Stockholders' Equity........................................    3,229        3,301
                                                              -------      -------
         Total Liabilities and Stockholders' Equity.........  $ 7,165      $ 7,060
                                                              =======      =======


          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                         RESTATED
                                                                       (SEE NOTE 14)
                                                                       -------------
                                                               1999        1998         1997
                                                              ------   -------------   -------
                                                                       (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss).........................................  $    1      $  (338)     $   352
  Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided By Operating Activities
     Depreciation, Depletion and Amortization...............     631          679          671
     Deferred Income Taxes..................................      13         (304)          58
     Exploration Costs......................................     214          328          284
     Gain on Sales of Oil and Gas Properties................      --          (13)         (50)
     Impairment of Oil and Gas Properties...................     225          706           --
  Working Capital Changes
     Accounts Receivable....................................     (31)         (19)          99
     Inventories............................................      --           --           (7)
     Other Current Assets...................................      (4)           7            1
     Accounts Payable.......................................      (8)           4           40
     Taxes Payable..........................................      40          (18)          (4)
     Accrued Interest.......................................       6           (1)           2
     Other Current Liabilities..............................     (22)          (3)         (21)
  Other.....................................................      37          (48)         (62)
                                                              ------      -------      -------
          Net Cash Provided By Operating Activities.........   1,102          980        1,363
                                                              ------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Properties...................................    (989)      (1,839)      (1,682)
  Short-term Investments....................................      --           83          (83)
  Proceeds from Sales and Other.............................      (4)         241          467
                                                              ------      -------      -------
          Net Cash Used In Investing Activities.............    (993)      (1,515)      (1,298)
                                                              ------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Long-term Debt..............................     632          410          213
  Reduction in Long-term Debt...............................    (528)         (15)        (115)
  Dividends Paid............................................    (127)         (97)         (74)
  Common Stock Purchases....................................      (9)         (15)         (58)
  Common Stock Issuances....................................       7          114            3
  Other.....................................................       5          (14)          32
                                                              ------      -------      -------
          Net Cash Provided By (Used In) Financing
            Activities......................................     (20)         383            1
                                                              ------      -------      -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................      --           --            9
                                                              ------      -------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      89         (152)          75
CASH AND CASH EQUIVALENTS
  Beginning of Year.........................................      --          152           77
                                                              ------      -------      -------
  End of Year...............................................  $   89      $    --      $   152
                                                              ======      =======      =======


          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                     ACCUMULATED
                                                                     DEFERRED           OTHER       COST OF
                              COMMON   PAID-IN     RETAINED      COMPENSATION --    COMPREHENSIVE   TREASURY   STOCKHOLDERS'
                              STOCK    CAPITAL     EARNINGS      RESTRICTED STOCK       LOSS         STOCK         EQUITY
                              ------   -------   -------------   ----------------   -------------   --------   --------------
                                                   RESTATED                                                       RESTATED
                                                 (SEE NOTE 14)                                                 (SEE NOTE 14)
                                                 -------------                                                 --------------
                                                             (IN MILLIONS, EXCEPT SHARE DATA)
Balance, December 31,
  1996......................    $2     $3,741        $ 595             $--              $(29)       $  (989)       $3,320
                                --     ------        -----             ---              ----        -------        ------
Comprehensive Income
  Net Income................                           352                                                            352
  Foreign Currency
    Translation.............                                                             (22)                         (22)
                                --     ------        -----             ---              ----        -------        ------
    Comprehensive Income....                                                                                          330
                                --     ------        -----             ---              ----        -------        ------
Cash Dividends ($.39 per
  Share)....................                           (82)                                                           (82)
Common Stock Purchases
  (1,312,500 Shares)........                                                                            (58)          (58)
Common Stock Issuances......                3                                                                           3
Stock Option Activity and
  Other.....................               28                                                             9            37
                                --     ------        -----             ---              ----        -------        ------
Balance, December 31,
  1997......................     2      3,772          865              --               (51)        (1,038)        3,550
                                --     ------        -----             ---              ----        -------        ------
Comprehensive Loss
  Net Loss..................                          (338)                                                          (338)
  Foreign Currency
    Translation.............                                                             (23)                         (23)
                                --     ------        -----             ---              ----        -------        ------
    Comprehensive Loss......                                                                                         (361)
                                --     ------        -----             ---              ----        -------        ------
Cash Dividends ($.46 per
  Share)....................                           (98)                                                           (98)
Common Stock Purchases
  (435,000 Shares)..........                                                                            (15)          (15)
Common Stock Issuances......              188                                                                         188
Stock Option Activity and
  Other.....................               (7)                          (2)                              46            37
                                --     ------        -----             ---              ----        -------        ------
Balance, December 31,
  1998......................     2      3,953          429              (2)              (74)        (1,007)        3,301
                                --     ------        -----             ---              ----        -------        ------
Comprehensive Income
  Net Income................                             1                                                              1
  Foreign Currency
    Translation.............                                                              20                           20
                                --     ------        -----             ---              ----        -------        ------
    Comprehensive Income....                                                                                           21
                                --     ------        -----             ---              ----        -------        ------
Cash Dividends ($.46 per
  Share)....................                          (103)                                                          (103)
Common Stock Purchases
  (250,000 Shares)..........                                                                             (9)           (9)
Common Stock Issuances......                7                                                                           7
Stock Option Activity and
  Other.....................                6            1              (1)                               6            12
                                --     ------        -----             ---              ----        -------        ------
Balance, December 31,
  1999......................    $2     $3,966        $ 328             $(3)             $(54)       $(1,010)       $3,229
                                ==     ======        =====             ===              ====        =======        ======


          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

  Principles of Consolidation and Reporting

     The consolidated financial statements include the accounts of Burlington Resources Inc. ("BR") and its majority-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. Due to the nature of financial reporting, management makes estimates and assumptions in preparing the consolidated financial statements. Actual results could differ from estimates. The consolidated financial statements include certain reclassifications that were made to conform to current presentation. All operational and financial information contained herein includes the business activities of Poco Petroleums Ltd. ("Poco") for all periods presented.

  Cash and Cash Equivalents

     All short-term investments purchased with a maturity of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

  Short-term Investments

     Short-term investments consist of highly-liquid debt securities with a maturity of more than three months. The securities are available for sale and are carried at fair value based on quoted market prices. Unrealized gains and losses, net of tax, are included as a component of other comprehensive income. Realized gains and losses are based on specific identification of the securities sold.

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

     Costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization. Gains or losses from the disposal of other properties are recognized currently. Expenditures for maintenance, repairs and minor renewals necessary to maintain properties in operating condition are expensed as incurred. Major replacements and renewals are capitalized. Estimated dismantlement and abandonment costs for oil and gas properties are capitalized at their estimated net present value and amortized net of salvage value. The Company's abandonment liability was $154 million and $93 million at December 31, 1999 and 1998, respectively.

  Revenue Recognition

     Gas revenues are recorded on the entitlement method. Under the entitlement method, revenue is recorded based on the Company's net interest.

  Functional Currency

     The assets, liabilities and operations of BR's Canadian subsidiaries are measured using the Canadian dollar as the functional currency. The foreign exploration and production operations of BR other than in

                           BURLINGTON RESOURCES INC.

Canada are considered an extension of the Company's domestic operations. The assets, liabilities and operations of these locations are therefore measured using the United States dollar as the functional currency. Foreign currency transaction gains of $9 million in 1999 and losses of $17 million and $11 million in 1998 and 1997, respectively, are included in net income.

     Foreign currency translation adjustments are reported as other comprehensive income.

  Hedging and Related Activities

     In order to mitigate the risk of market price fluctuations, the Company utilizes options and swaps to hedge future crude oil and natural gas production. Changes in the market value of these contracts and premiums paid for option contracts are deferred until the gain or loss is recognized on the hedged commodity. If the contract is not a hedge, changes in market value are recorded currently. To qualify as a hedge, these transactions must be designated as a hedge and changes in their fair value must correlate with changes in the price of anticipated future production such that the Company's exposure to the effects of commodity price changes is reduced. These hedging instruments are measured for effectiveness on an enterprise basis both at the inception of the contract and on an ongoing basis. If these instruments are terminated prior to maturity, resulting gains or losses continue to be deferred until the hedged item is recognized in income.

     The Company also enters into swap agreements to convert fixed price gas sales contracts to market-sensitive contracts. Gains or losses resulting from these transactions are included in revenue as the related physical production is delivered.

     Treasury lock agreements are used to hedge interest rate exposure on specific anticipated debt issuances of the Company. Accordingly, the differential paid or received by the Company on maturity of a treasury lock agreement is recognized as an adjustment to interest expense over the term of the underlying financing transaction.

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

                           BURLINGTON RESOURCES INC.

  Earnings Per Common Share

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 216 million, 211 million and 209 million for the years ended December 31, 1999, 1998 and 1997, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 217 million, 211 million and 211 million for the years ended December 31, 1999, 1998 and 1997, respectively. For the years ended December 31, 1999, 1998 and 1997, approximately 4 million, 4 million and 700 thousand shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive. No adjustments were made to reported net income in the computation of EPS.

2. BUSINESS COMBINATIONS

  Poco

     On August 16, 1999, the Company entered into a definitive agreement to acquire Poco Petroleums Ltd. ("Poco"), a corporation existing under the laws of the Province of Alberta, Canada (the "Acquisition"). The Acquisition was consummated on November 18, 1999.

     Under the terms of the Acquisition, Poco shareholders received .25 BR common equivalent shares ("exchangeable shares"), totaling 38,393,135 BR shares, for each Poco share held. The exchangeable shares are Canadian securities, which began trading on the Toronto Stock Exchange on November 23, 1999 under the symbol BRX. These shares have the same voting rights, dividend entitlements and other attributes as shares of BR Common Stock and are exchangeable, at each shareholder's option, for BR Common Stock on a one for one basis. The Acquisition was accounted for as a pooling of interests.

     During the fourth quarter of 1999, the Company recorded a pretax charge of $37 million ($26 million after tax) for direct costs associated with the Acquisition. These costs consist of $10 million for severance related to certain executives, and $27 million for direct transaction costs. Approximately $25 million of severance and direct transaction costs remained unpaid as of December 31, 1999.

                           BURLINGTON RESOURCES INC.

     The historical consolidated financial statements of Poco were prepared in Canadian dollars. The historical financial information of Poco presented here has been converted to U.S. dollars. The historical consolidated financial statements of Poco were prepared under Canadian GAAP using the full cost method of accounting for oil and gas properties. Conforming adjustments consist primarily of conversion of Poco financial information to the successful efforts method of accounting for oil and gas properties. The separate results of operations of BR and Poco are as follow.


                                                                                   YEAR ENDED
                                                           NINE MONTHS ENDED      DECEMBER 31,
                                                             SEPTEMBER 30,      ----------------
                                                                 1999            1998      1997
                                                           -----------------    ------    ------
                                                              (UNAUDITED)
                                                                       (IN MILLIONS)
Revenues
  BR....................................................        $1,162          $1,611    $2,000
  Poco..................................................           276             372       375
                                                                ------          ------    ------
  Combined..............................................        $1,438          $1,983    $2,375
                                                                ======          ======    ======
Net Income (Loss)
  BR....................................................        $   47          $   69    $  319
  Poco..................................................            16              34        53
  Conforming adjustments................................            22            (441)      (20)
                                                                ------          ------    ------
  Combined..............................................        $   85          $ (338)   $  352
                                                                ======          ======    ======
Stockholders' Equity
  BR....................................................        $2,991          $3,001    $3,016
  Poco..................................................           839             780       592
  Conforming adjustments................................          (483)           (480)      (58)
                                                                ------          ------    ------
  Combined..............................................        $3,347          $3,301    $3,550
                                                                ======          ======    ======


  The Louisiana Land and Exploration Company

     On July 17, 1997, BR and The Louisiana Land and Exploration Company ("LL&E") announced that they had entered into an Agreement and Plan of Merger (the "Merger"). On October 22, 1997, the Merger was completed and LL&E became a wholly-owned subsidiary of the Company. Pursuant to the Merger, BR issued 52,795,635 shares of its Common Stock based on an exchange ratio of 1.525 for each outstanding share of LL&E stock. The Merger was accounted for as a pooling of interests and qualified as a tax-free reorganization.

3. INCOME TAXES

     The jurisdictional components of income (loss) before income taxes follow.


                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999     1998      1997
                                                              ------   -------   ------
                                                                    (IN MILLIONS)
Domestic....................................................   $(30)    $ 113     $369
Foreign.....................................................     53      (737)     101
                                                               ----     -----     ----
          Total.............................................   $ 23     $(624)    $470
                                                               ====     =====     ====

                           BURLINGTON RESOURCES INC.

     The provision for income taxes follows.


                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999     1998      1997
                                                              ------   -------   ------
                                                                    (IN MILLIONS)
Current
  Federal...................................................   $  4     $  10     $ 44
  State.....................................................     --         5        2
  Foreign...................................................      5         3       14
                                                               ----     -----     ----
                                                                  9        18       60
                                                               ----     -----     ----
Deferred
  Federal...................................................    (20)       (1)      30
  State.....................................................      5         1       11
  Foreign...................................................     28      (304)      17
                                                               ----     -----     ----
                                                                 13      (304)      58
                                                               ----     -----     ----
          Total.............................................   $ 22     $(286)    $118
                                                               ====     =====     ====


     Reconciliation of the federal statutory income tax rate to the effective income tax rate follows.


                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----   ------   ------
U.S. statutory rate.........................................  35.0%    35.0%    35.0%
State income taxes..........................................  13.7      (.4)     2.1
Taxes on foreign income in excess of U.S. statutory rate....  36.0      6.9      4.1
Tax credits.................................................  (8.6)     5.1    (18.5)
Merger costs................................................  17.2       --      4.6
Other.......................................................   2.1      (.7)    (2.2)
                                                              ----    -----    -----
     Effective rate.........................................  95.4%    45.9%    25.1%
                                                              ====    =====    =====


     Deferred income tax liabilities (assets) follow.


                                                              DECEMBER 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
                                                              (IN MILLIONS)
Deferred income tax liabilities
  Excess of book over tax basis of properties...............  $ 488   $ 453
                                                              -----   -----
Deferred income tax assets
  AMT credit carryforward...................................   (302)   (308)
  Deferred foreign tax credits..............................    (75)    (71)
  Net operating loss carryforward...........................    (37)     (3)
  Foreign tax credit carryforward...........................     (2)     (2)
  Financial accruals and other..............................    (45)    (53)
                                                              -----   -----
                                                               (461)   (437)
                                                              -----   -----
Less valuation allowance....................................     37      35
                                                              -----   -----
                                                              $  64   $  51
                                                              =====   =====
Net Canadian deferred income tax asset......................  $ (32)  $ (61)
                                                              -----   -----
Net deferred income tax liability...........................  $  96   $ 112
                                                              =====   =====

                           BURLINGTON RESOURCES INC.

     The above net deferred income tax liabilities, as of December 31, 1999 and 1998, include deferred state income tax liabilities of approximately $21 million and $15 million, respectively. The net deferred income tax liabilities also include foreign tax liabilities of approximately $56 million and $55 million as of December 31, 1999 and 1998, respectively.

     The Alternative Minimum Tax ("AMT") credit carryforward, related primarily to nonconventional fuel tax credits, is available to offset future federal income tax liabilities. The AMT credit carryforward has no expiration date. The benefit of these tax credits is recognized in net income for accounting purposes and is reflected in the current tax provision to the extent the Company is able to utilize the credits for tax return purposes.

     The foreign tax credit carryforward is available to offset future federal income taxes and will expire between 2001 and 2004 if not used. The federal income tax net operating loss carryforward as of December 31, 1999 is available through the year 2019 to offset expected future taxable income.

     A valuation allowance is provided for uncertainties surrounding the realization of certain non-Canadian deferred foreign tax credits. The Company expects to realize the deferred income tax assets through future Canadian taxable income. No deferred U.S. income tax liability has been recognized on the undistributed earnings of foreign subsidiaries that have been retained for reinvestment.

4. COMMODITY HEDGING AND RELATED ACTIVITIES

  Natural Gas Swaps

     The Company enters into gas swap agreements to fix the price of anticipated future natural gas production. As of December 31, 1999, the Company had the following volumes hedged.

                                                         TOTAL HEDGED                    DEFERRED
                                                            VOLUME      HEDGE/STRIKE    GAIN/(LOSS)
PRODUCTION PERIOD                                          (MMBTU)         PRICE       (IN MILLIONS)
-----------------                                        ------------   ------------   -------------
2000...................................................  164,065,000       $2.43           $  2
2001...................................................   91,345,000        2.35            (15)
2002...................................................    2,530,000       $2.57           $ --

     The Company also enters into swap agreements that, when matched against fixed price gas sales, convert our production back to a market sensitive position. These arrangements are recorded as a revision to gas price in the period the production is sold. As of December 31, 1999, the unrealized loss on these positions was approximately $4 million.

  Natural Gas Options

     The Company purchases call option agreements that allow the Company to participate in market price increases that exceed hedge prices established when the Company enters into a swap. Approximately 15 percent of the 164,065,000 MMBTU of year 2000 hedged natural gas production was matched with call options that strike at an average price of $2.76 per MMBTU. The deferred loss on call option agreements as of December 31, 1999 was approximately $1 million. The Company also enters into producer collars to establish a floor and ceiling price on anticipated future natural gas production. As of December 31, 1999, the Company had 5.5 million MMBTU of year 2000 natural gas production hedged at a floor price of $2.70 per MMBTU. Approximately 67 percent of that 5.5 million MMBTU of collar floor volumes had a ceiling of $3.30 per MMBTU. The deferred gain on these producer collar positions as of December 31, 1999 was approximately $2 million.

                           BURLINGTON RESOURCES INC.

  Natural Gas Basis Swaps

     The Company enters into natural gas basis swap agreements to fix a component of the sales price of anticipated future natural gas production. This component is expressed as the differential between CIG Rockies and Henry Hub. These transactions are accounted for as hedges of the Company's underlying production. As of December 31, 1999, the Company had 10.1 million MMBTU of year 2000 natural gas production hedged at a fixed differential of approximately ($.28) per MMBTU. There was no deferred gain or loss on these transactions.

  Crude Oil Swaps

     The Company enters into crude oil swap agreements to fix the price of anticipated future crude oil production. As of December 31, 1999, the Company had the following volumes hedged.

                                                          TOTAL HEDGED                    DEFERRED
                                                             VOLUME      HEDGE/STRIKE    GAIN/(LOSS)
PRODUCTION PERIOD                                            (BBLS)         PRICE       (IN MILLIONS)
-----------------                                         ------------   ------------   -------------
2000....................................................   16,535,500       $20.33          $(30)
2001....................................................    3,365,000       $19.57          $  1

  Crude Oil Options

     The Company purchases call option agreements that allow the Company to participate in market price increases that exceed hedge prices established when the Company enters into a swap. Approximately 66 percent of the 16,535,500 Bbl of year 2000 hedged crude oil production was matched with call options that strike at an average price of $20.28 per Bbl. All of the year 2001 hedged crude oil production was matched with call options that strike at an average price of $19.57 per Bbl. The deferred gain on these transactions as of December 31, 1999 was $32 million. The Company had an additional 7,585,000 Bbl of year 2001 purchased call options agreements and 180,000 Bbl of year 2002 purchased call option agreements that had not been matched with crude oil swaps that strike at an average price of $19.79 per Bbl and $19.89 per Bbl, respectively. The $12 million unrealized gain on unmatched call option agreements had been recognized in income. Unmatched options are marked to market until matched with swap agreements.

     Due to a change in oil and gas prices, the deferred loss on all positions as of February 22, 2000 was a loss of $78 million.

                           BURLINGTON RESOURCES INC.

5. LONG-TERM DEBT

     Long-term debt follows.

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Commercial Paper............................................  $  267    $  320
Credit Facility Notes.......................................     332       151
Capitalized Lease Obligations...............................      56        50
Notes 7.15%, due 1999.......................................      --       300
Notes 6 7/8%, due 1999......................................      --       150
Notes, 9 5/8%, due 2000.....................................     150       150
Notes, 8 1/2%, due 2001.....................................     150       150
Notes, 8.54%, due 2001......................................      40        60
Notes, 6.20%, due 2001......................................      34        33
Notes, 8 1/4%, due 2002.....................................     100       100
Notes, 6.40%, due 2003......................................      69        47
Notes, 7.12%, due 2005......................................      47        50
Notes, 6.60%, due 2007......................................     103        98
Notes, 6.91%, due 2008......................................      50        50
Debentures, 9 7/8%, due 2010................................     150       150
Notes, 7.00%, due 2011......................................      75        75
Debentures, 7 5/8%, due 2013................................     100       100
Debentures, 9 1/8%, due 2021................................     150       150
Debentures, 7.65%, due 2023.................................     200       200
Debentures, 8.20%, due 2025.................................     150       150
Debentures, 6 7/8%, due 2026................................     150       150
Debentures, 7 3/8%, due 2029................................     450        --
Other, including discounts -- net...........................      (3)       --
                                                              ------    ------
                                                               2,820     2,684
Less current maturities.....................................      51        --
                                                              ------    ------
          Total long-term debt..............................  $2,769    $2,684
                                                              ======    ======

     The Company has debt maturities of $961 million, $185 million, $101 million, $123 million, $0 million and $1,453 million due in 2000, 2001, 2002, 2003, 2004 and thereafter, respectively. The Company's commercial paper borrowings at December 31, 1999 and 1998 had average interest rates of 7 percent and 6 percent, respectively. The credit facility notes bear interest at rates between 5 and 6 percent. The capitalized lease obligations have an imputed interest rate of 6 percent and expire in 2003.

     The Company has unused credit commitments in the form of revolving facilities ("revolvers") as of December 31, 1999. These revolvers are available to cover debt due within one year, therefore, commercial paper, credit facility notes and a portion of fixed-rate debt due within one year are classified as long-term debt. During 1999, due to debt covenant violations, the Company obtained waivers related to certain of its Canadian debt. In addition, the Company has the capacity to issue $1 billion of securities under a shelf registration statement filed with the Securities and Exchange Commission. The revolvers are comprised of agreements for $600 million, $400 million, $310 million, $121 million and $52 million. The $600 million revolver expires in February 2003. The other revolvers expire in March 2000, unless renewed by mutual consent, with the exception of the $52 million revolver which is cancellable by the creditor upon demand. Balances outstanding on the $310 million revolver automatically become five year amortizing notes at expiration of the agreement.

                           BURLINGTON RESOURCES INC.

     At the Company's option, interest on borrowings under the $600 million and $400 million revolvers is based on the prime rate or Eurodollar rates. The other revolvers bear interest at rates based on prime, Eurodollar rates or bankers' acceptances in Canada, also at the Company's option. Under the covenants of the revolvers, Company debt cannot exceed 60 percent of capitalization (as defined in the agreements). Also, the Company's Canadian subsidiary must limit the ratio of debt net of working capital to pre-tax funds from operations to 3 3/4 to 1 and maintain tangible net worth in excess of a specified amount.

     Outstanding borrowings of $103 million and $93 million as of December 31, 1999 and 1998, respectively, on Company-owned life insurance policies were reported as a reduction to the cash surrender value.

6. TRANSPORTATION ARRANGEMENTS WITH EL PASO NATURAL GAS COMPANY

     In 1999, 1998 and 1997, approximately 27 percent, 29 percent and 33 percent, respectively, of the Company's gas production was transported to direct sale customers through El Paso Natural Gas Company's ("EPNG") pipeline systems. These transportation arrangements are pursuant to EPNG's approved Federal Energy Regulatory Commission tariffs applicable to all shippers. The Company expects to continue to transport a substantial portion of its future gas production through EPNG's pipeline system. See Note 9 for demand charges paid to EPNG which provide the Company with firm and interruptible transportation capacity rights on interstate and intrastate pipeline systems.

7. CAPITAL STOCK

  Stock Options

     The Company's 1993 Stock Incentive Plan (the "1993 Plan") succeeds its 1988 Stock Option Plan which expired by its terms in May 1993 but remains in effect for options granted prior to May 1993. The 1993 Plan provides for the grant of stock options, restricted stock, stock purchase rights and stock appreciation rights or limited stock appreciation rights (together "SARs"). The Company issued 110,250, 24,625 and 76,078 shares of restricted stock in 1999, 1998 and 1997, respectively.

     Under the 1993 Plan, options may be granted to officers and key employees at fair market value on the date of grant, exercisable in whole or part by the optionee after completion of at least one year of continuous employment from the grant date and have a term of ten years. At December 31, 1999, 5,516,459 shares were available for grant under the 1993 Plan.

     In 1997, the Company adopted the 1997 Employee Stock Incentive Plan (the "1997 Plan") from which stock options and restricted stock ("Awards") may be granted to employees who are not eligible to participate in the 1993 Plan. The options are granted at fair market value on the grant date, become exercisable in whole or part by the optionee after completion of at least one year of continuous employment and have a term of ten years. The 1997 Plan limits Awards, in aggregate, to a maximum of one million shares annually.

                           BURLINGTON RESOURCES INC.

     Activity in the Company's stock option plans follows.

                                                                           WEIGHTED AVERAGE
                                                               OPTIONS      EXERCISE PRICE
                                                              ----------   ----------------
Balance, December 31, 1996..................................   9,140,307        $34.78
  Granted...................................................   2,976,177         39.27
  Exercised.................................................  (1,283,326)        24.82
  Cancelled.................................................    (344,823)        41.00
                                                              ----------        ------
Balance, December 31, 1997..................................  10,488,335         36.98
  Granted...................................................   1,125,050         36.77
  Exercised.................................................  (1,578,818)        24.42
  Cancelled.................................................    (889,485)        44.69
                                                              ----------        ------
Balance, December 31, 1998..................................   9,145,082         37.84
  Granted...................................................     822,880         33.35
  Exercised.................................................    (424,089)        30.50
  Cancelled.................................................    (645,075)        38.32
                                                              ----------        ------
Balance, December 31, 1999..................................   8,898,798        $37.80
                                                              ==========        ======

     The following table summarizes information related to stock options outstanding and exercisable at December 31, 1999.

                                                             WEIGHTED AVERAGE
OPTIONS                    RANGE OF       WEIGHTED AVERAGE      REMAINING         OPTIONS     WEIGHTED AVERAGE
OUTSTANDING             EXERCISE PRICES    EXERCISE PRICE    CONTRACTUAL LIFE   EXERCISABLE    EXERCISE PRICE
-----------             ---------------   ----------------   ----------------   -----------   ----------------
4,730,438.............   $19.51-35.38          $30.43              4.2           4,245,838         $29.87
4,168,360.............    35.43-52.03           46.16              6.7           3,392,526          45.88
                         ------------          ------              ---           ---------         ------
8,898,798.............   $19.51-52.03          $37.80              5.3           7,638,364         $36.98
                         ============          ======              ===           =========         ======

     Exercisable stock options and weighted average exercise prices at December 31, 1998 and 1997 follow.

                                                                OPTIONS     WEIGHTED AVERAGE
                                                              EXERCISABLE    EXERCISE PRICE
                                                              -----------   ----------------
December 31, 1998...........................................   5,255,473         $37.22
December 31, 1997...........................................   4,681,281         $32.41

                           BURLINGTON RESOURCES INC.

     The weighted average fair values of options granted during the years 1999, 1998 and 1997 were $11.13, $16.54 and $12.27, respectively. The fair values of employee stock options were calculated using a variation of the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 1999, 1998 and 1997: stock price volatility of 27 percent, 25 percent and 20 percent, respectively; risk free rate of return ranging from 5 percent to 6 percent; dividend yield of .88 percent, .33 percent and .81 percent, respectively; and an expected term of between 4 and 6 years. If the fair value based method of accounting had been applied, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below. The fair value of stock options included in the pro forma amounts is not necessarily indicative of future effects on net income and EPS.


                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999     1998      1997
                                                              ------   -------   ------
                                                              (IN MILLIONS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Net income (loss) -- as reported............................  $   1    $ (338)   $ 352
Net income (loss) -- pro forma..............................    (30)     (357)     339
Basic EPS -- as reported....................................    .01     (1.60)    1.69
Basic EPS -- pro forma......................................   (.14)    (1.69)    1.62
Diluted EPS -- as reported..................................     --     (1.60)    1.67
Diluted EPS -- pro forma....................................  $(.14)   $(1.69)   $1.61


  Stock Appreciation Rights

     The Company has granted SARs in connection with certain outstanding options under the 1988 Stock Option Plan. SARs are subject to the same terms and conditions as the related options. A SAR entitles an option holder, in lieu of exercise of an option, to receive a cash payment equal to the difference between the option price and the fair market value of the Company's Common Stock based upon the plan provisions. To the extent the SAR is exercised, the related option is cancelled and to the extent the option is exercised, the related SAR is cancelled. The outstanding SARs are exercisable only under certain circumstances related to significant changes in the ownership of the Company or its holdings, or certain changes in the constitution of its Board of Directors. At December 31, 1999, there were 46,890 SARs outstanding related to stock options with a weighted average exercise price of $34.68 per share. In January 2000, all outstanding SARs expired.

  Preferred Stock and Preferred Stock Purchase Rights

     The Company is authorized to issue 75,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 1999, one share of preferred stock was issued and designated as Special Voting Stock in connection with the Poco acquisition. On December 9, 1998, the Company's Board of Directors designated 3,250,000 of the authorized preferred shares as Series A Junior Participating Preferred Stock. Upon issuance, each one-hundredth of a share of Series A Junior Participating Preferred Stock will have dividend and voting rights approximately equal to those of one share of Common Stock of the Company. In addition, on December 9, 1998, the Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company to shareholders of record on December 16, 1998. The Rights become exercisable if, without the Company's prior consent, a person or group acquires securities having 15 percent or more of the voting power of all of the Company's voting securities (an "Acquiring Person") or ten days following the announcement of a tender offer which would result in such ownership. Each Right, when exercisable, entitles the registered holder to purchase from the Company one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $200 per one hundredth of a share, subject to adjustment. If, after the Rights become exercisable, the Company were to be involved in a merger or other business combination in which its Common Stock was exchanged or changed or 50 percent or more of the Company's assets or earning power were sold, each Right would permit the holder to purchase, for the exercise price,

                           BURLINGTON RESOURCES INC.

stock of the acquiring company having a value of twice the exercise price. In addition, except for certain permitted offers, if any person or group becomes an Acquiring Person, each Right would permit the purchase, for the exercise price, of Common Stock of the Company having a value of twice the exercise price. Rights owned by an Acquiring Person are void. The Rights may be redeemed by the Company under certain circumstances until their expiration date for $.01 per Right.

     On November 8, 1999 (effective November 18, 1999), the Company's Board of Directors designated one of the authorized preferred shares as Special Voting Stock. The Special Voting Stock is entitled to a number of votes equal to the number of outstanding Exchangeable Shares of Burlington Resources Canada Inc. (other than Exchangeable Shares held by the Company), on all matters presented to the stockholders of the Company. Upon the liquidation, dissolution or winding up of the Company, the holder of the Special Voting Stock shall be entitled, prior and in preference to any distribution to the holders of Common Stock and after the distribution to the holders of any class or series of Preferred Stock ranking senior to the Special Voting Stock of all amounts to which such holders are entitled, to receive the sum of $.01. Except as aforesaid, no dividends or distributions shall be payable to the holder of the Special Voting Stock. The Special Voting Stock is not convertible into any other class or series of the capital stock or to cash, property or other rights, and may not be redeemed. If the Special Voting Stock shall be purchased or otherwise acquired by the Company, it shall be deemed retired and shall be cancelled and may not thereafter be reissued or otherwise disposed of by the Company. As long as any Exchangeable Shares of Burlington Resources Canada Inc. are outstanding, the number of shares comprising the Special Voting Stock shall not be increased or decreased and no other term of the Special Voting Stock shall be amended, except upon the unanimous approval of all shares of Common Stock. On November 18, 1999, the one share of Special Voting Stock was issued to CIBC Mellon Trust Company, as trustee pursuant to the Voting and Exchange Trust Agreement among the Company, Burlington Resources Canada Inc. and CIBC Mellon Trust Company, for the benefit of the holders of the Exchangeable Shares of Burlington Resources Canada Inc.

8. RETIREMENT BENEFITS

     The Company's pension plans are non-contributory defined benefit plans covering all United States' employees. The benefits are based on years of credited service and final average compensation. Contributions to the tax qualified plans are limited to amounts that are currently deductible for tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

                           BURLINGTON RESOURCES INC.

     The following tables set forth the amounts recognized in the Consolidated Balance Sheet and Statement of Income.

                                                                PENSION     POSTRETIREMENT
                                                               BENEFITS        BENEFITS
                                                              -----------   ---------------
                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                              1999   1998    1999     1998
                                                              ----   ----   ------   ------
                                                                      (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of year...................  $182   $178    $ 32     $ 33
  Service cost..............................................    10      9      --       --
  Interest cost.............................................    12     12       2        2
  Amendments................................................    --      2      (4)       1
  Actuarial loss (gain).....................................   (15)     8      (3)      (2)
  Benefits paid.............................................   (28)   (27)     (3)      (2)
                                                              ----   ----    ----     ----
  Benefit obligation at end of year.........................   161    182      24       32
                                                              ----   ----    ----     ----
Change in plan assets
  Fair value of plan assets at beginning of year............   172    161      --       --
  Actual return on plan assets..............................    22     30      --       --
  Employer contribution.....................................     5      8       3        2
  Benefits paid.............................................   (28)   (27)     (3)      (2)
                                                              ----   ----    ----     ----
  Fair value of plan assets at end of year..................   171    172      --       --
                                                              ----   ----    ----     ----
Funded status...............................................    10    (10)    (24)     (32)
Unrecognized net actuarial gain (loss)......................   (11)    16      (1)       1
Unrecognized net transition obligation......................     1      1      --       --
Unrecognized prior service cost.............................     1      2      (3)       2
                                                              ----   ----    ----     ----
Net prepaid (accrued) benefit cost..........................  $  1   $  9    $(28)    $(29)
                                                              ====   ====    ====     ====

                                                    PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                  --------------------    ------------------------
                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                  1999    1998    1997    1999     1998      1997
                                                  ----    ----    ----    -----    -----    ------
                                                                   (IN MILLIONS)
Benefit cost for the plans includes the
following components
  Service cost..................................  $ 10    $  9    $  9     $--      $--       $1
  Interest cost.................................    12      12      12       2        2        3
  Expected return on plan assets................   (14)    (13)    (12)     --       --       --
  Amortization of prior service cost............    --      --       1      --       --       --
  Recognized net actuarial loss (gain)..........     1       2       1      --       (1)      --
                                                  ----    ----    ----     ---      ---       --
          Net benefit cost......................  $  9    $ 10    $ 11     $ 2      $ 1       $4
                                                  ====    ====    ====     ===      ===       ==

                                             PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                          -----------------------    -----------------------
                                                       YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------
                                          1999     1998     1997     1999     1998     1997
                                          -----    -----    -----    -----    -----    -----
Weighted average assumptions
  Discount rate.........................  7.75%    6.75%    7.25%    7.75%    6.75%    7.25%
  Expected return on plan assets........  9.00%    9.00%    9.00%       --       --       --
  Rate of compensation increase.........  5.00%    5.00%    5.00%       --       --       --

                           BURLINGTON RESOURCES INC.

     The Company provides postretirement medical, dental and life insurance benefits for a closed group of retirees and their dependents. The Company also provides limited retiree life insurance benefits to employees who retire under the pension plan. The postretirement benefit plans are unfunded and the Company funds claims on a cash basis.

     During 1998, the Company recognized a settlement expense of approximately $800 thousand related to the employee reduction associated with the Merger in the fourth quarter of 1997.

     A 5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate is assumed to decrease gradually to 4 percent for 2003 and remain at that level thereafter. Assumed health care cost trends have a significant effect on the amounts reported for the postretirement medical and dental care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects.

                                                               1-PERCENTAGE      1-PERCENTAGE
                                                              POINT INCREASE    POINT DECREASE
                                                              --------------    --------------
                                                                       (IN THOUSANDS)
Effect on total service and interest cost...................      $  167           $  (145)
Effect on postretirement benefit obligation.................      $1,807           $(1,578)

9. COMMITMENTS AND CONTINGENT LIABILITIES

  Demand Charges

     The Company has entered into contracts which provide firm transportation capacity rights on interstate and intrastate pipeline systems. The remaining terms on these contracts range from 1 to 23 years and require the Company to pay transportation demand charges regardless of the amount of pipeline capacity utilized by the Company. The Company paid $122 million, $109 million and $89 million of demand charges of which $36 million, $44 million and $34 million was paid to EPNG for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future transportation demand charge commitments at December 31, 1999 follow.

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                    (IN MILLIONS)
2000........................................................            $101
2001........................................................              99
2002........................................................              94
2003........................................................              90
2004........................................................              89
Thereafter..................................................             346
                                                                        ----
          Total.............................................            $819
                                                                        ====

  Lease Obligations

     The Company has operating leases for office space and other property and equipment. The Company incurred lease rental expense of $24 million, $19 million and $20 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                           BURLINGTON RESOURCES INC.

     Future minimum annual rental commitments at December 31, 1999 follow.

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                    (IN MILLIONS)
2000........................................................            $ 23
2001........................................................              21
2002........................................................              20
2003........................................................              20
2004........................................................              19
Thereafter..................................................              82
                                                                        ----
          Total.............................................            $185
                                                                        ====

  Drilling Rig Commitments

     During 1998, the Company entered into agreements to lease or participate in the use of various drilling rigs. The exposure with respect to these commitments ranges from $142 million to $270 million depending on partner participation. These agreements extend through the year 2004.

  Legal Proceedings

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

     The Company is also involved in several governmental proceedings relating to the payment of royalties. Various administrative proceedings are pending before the Minerals Management Service ("MMS") of the United States Department of the Interior with respect to the proper valuation of oil and gas produced on federal and Indian lands for purposes of paying royalties on production sold by BROG to its affiliate, Burlington Resources Trading Inc. ("BRTI"), or gathered by its affiliate, Burlington Resources Gathering, Inc. In general, these proceedings stem from regular MMS audits of the Company's royalty payments over various periods of time and involve the interpretation of the relevant federal regulations.

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

                           BURLINGTON RESOURCES INC.

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

     In April 1999, the court unsealed and the Company was served with the petition in the False Claims Act lawsuits styled United States of America ex rel. Jack J. Grynberg v. Burlington Resources Oil & Gas Company, et al. and United States of America ex rel. Jack J. Grynberg v. The Louisiana Land and Exploration Company, et al., filed in the United States District Court of the District of Wyoming (the "Grynberg lawsuits"). In both cases the United States Department of Justice declined to intervene following its investigation, resulting in these claims being pursued by Grynberg individually. Grynberg has filed seventy similar suits against more than three hundred defendants. On October 20, 1999, the Judicial Panel on Multidistrict Litigation consolidated sixty-six of the Grynberg False Claims Act lawsuits, including the referenced suits against the Company, and transferred all cases to the United States District Court for the District of Wyoming. The Grynberg lawsuits generally allege that the Company and other defendants improperly measured and otherwise undervalued natural gas in connection with the payment of royalties on production from federal and Indian lands. Motions to Dismiss have been filed by the Company and numerous other defendants and are pending before the Court.

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

                           BURLINGTON RESOURCES INC.

management believes these matters, other than the above-described proceedings, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

10. SUPPLEMENTAL CASH FLOW INFORMATION

     The following is additional information concerning supplemental disclosures of cash payments.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Interest paid...............................................  $206     $192     $177
Income taxes paid -- net....................................    13       26       60

     The following is additional information concerning supplemental disclosure of non-cash investing and financing activities.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Issuance of Common Stock in exchange for oil and gas
  properties................................................    --      $74       --
Capitalized lease obligations...............................    --       53       --

11. IMPAIRMENT OF OIL AND GAS PROPERTIES

     The Company evaluates the impairment of its oil and gas properties on a field-by-field basis whenever events or changes in circumstances indicate an asset's carrying amount may not be recoverable. Unamortized capital costs are reduced to fair value if the sum of the expected undiscounted future cash flows is less than the assets' net book value. Cash flows are determined based upon proved reserves using prices and costs consistent with those used for internal decision making.

     In the fourth quarter of 1999, the Company determined there would be performance related downward reserve adjustments associated with certain properties located on the Gulf of Mexico shelf and in the Permian Basin. As a result, the Company recognized a pretax impairment charge of $225 million ($140 million after tax) related to those properties.

     In the fourth quarter of 1998, the market experienced a weakness in commodity prices. The Company subjected all properties to impairment testing and subsequently recognized a pretax impairment charge related to certain Canadian properties of $706 million ($390 million after tax).

12. DIVESTITURE PROGRAM AND REORGANIZATION

     In June 1997, the Company completed its divestiture program of non-strategic assets which was announced in July 1996. As planned, the Company sold approximately 27,000 wells and related facilities. Before closing adjustments, gross proceeds for 1997 from the sales of oil and gas properties related to this divestiture program were approximately $450 million. During 1997, the Company recorded a pretax gain of approximately $50 million related to the sales of oil and gas properties. This program allowed the Company to reorganize and resulted in a reduction of 456 employees. As of December 31, 1997, this program was complete.

13. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company's reportable segments are North America and International. Both segments are engaged principally in the exploration, development, production and marketing of oil and gas. The North America segment is responsible for the Company's operations in the USA and Canada and the International segment is

                           BURLINGTON RESOURCES INC.

responsible for all operations outside that geographical region. The accounting policies for the segments are the same as those described in Note 1 to the consolidated financial statements. There are no significant intersegment sales or transfers.

     The following tables present information about reported segment operations.

                                                                  YEAR ENDED DECEMBER 31, 1999
                                                             --------------------------------------
                                                             NORTH AMERICA   INTERNATIONAL   TOTAL
                                                             -------------   -------------   ------
                                                                         (IN MILLIONS)
Revenues...................................................     $1,934           $131        $2,065
Depreciation, depletion and amortization...................        560             57           617
Impairment of oil and gas properties.......................        225             --           225
Operating income (loss)....................................        449            (21)          428
Additions to properties....................................     $  797           $148        $  945


                                                                  YEAR ENDED DECEMBER 31, 1998
                                                             --------------------------------------
                                                             NORTH AMERICA   INTERNATIONAL   TOTAL
                                                             -------------   -------------   ------
                                                                         (IN MILLIONS)
Revenues...................................................     $1,834           $149        $1,983
Depreciation, depletion and amortization...................        601             67           668
Impairment of oil and gas properties.......................        706             --           706
Operating income...........................................       (259)           (38)         (297)
Additions to properties....................................     $1,653           $136        $1,789


                                                                  YEAR ENDED DECEMBER 31, 1997
                                                             --------------------------------------
                                                             NORTH AMERICA   INTERNATIONAL   TOTAL
                                                             -------------   -------------   ------
                                                                         (IN MILLIONS)
Revenues...................................................     $2,170           $205        $2,375
Depreciation, depletion and amortization...................        579             75           654
Operating income...........................................        794             53           847
Additions to properties....................................     $1,409           $228        $1,637

     The following is a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes.


                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999     1998      1997
                                                              ------   -------   ------
                                                                    (IN MILLIONS)
Total operating income (loss) for reportable segments.......   $428     $(297)    $847
Merger costs................................................     37        --       80
Corporate expenses..........................................    155       142      162
Interest expense............................................    211       193      174
Other expense (income)-- net................................      2        (8)     (39)
                                                               ----     -----     ----
Consolidated income (loss) before income taxes..............   $ 23     $(624)    $470
                                                               ====     =====     ====

                           BURLINGTON RESOURCES INC.

     The following is a reconciliation of segment additions to properties to consolidated amounts.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999     1998      1997
                                                              -----   -------   -------
                                                                    (IN MILLIONS)
Total additions to properties for reportable segments.......  $945    $1,789    $1,637
Administrative expenditures.................................    44        50        45
                                                              ----    ------    ------
Consolidated additions to properties........................  $989    $1,839    $1,682
                                                              ====    ======    ======

     The following table presents revenues by geographic location.


                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
USA.........................................................  $1,527   $1,462   $1,795
Canada......................................................     407      372      375
Other International.........................................     131      149      205
                                                              ------   ------   ------
Consolidated revenues.......................................  $2,065   $1,983   $2,375
                                                              ======   ======   ======



14. RESTATEMENT



     The Company discovered an accounting error that resulted in a $26 million ($17 million net of tax) overstatement of revenues for the fourth quarter of 1998. The net effect, after adjusting for income tax of $9 million, is a $17 million increase in net loss from $321 million to $338 million for the year ended December 31, 1998 and a $17 million reduction in stockholders' equity at December 31, 1998 and 1999. As a result, the Company has restated its 1998 consolidated financial statements. The following table summarizes the effect of the restatement.



                                                    FOURTH QUARTER 1998
                                                        (UNAUDITED)                      1998
                                                ---------------------------   ---------------------------
                                                AS PREVIOUSLY                 AS PREVIOUSLY
                                                  REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                                -------------   -----------   -------------   -----------
                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.....................................      $  499         $  473         $2,009         $1,983
Loss before income taxes.....................        (707)          (733)          (598)          (624)
Net loss.....................................        (411)          (428)          (321)          (338)
Basic loss per common share..................       (1.95)         (2.03)         (1.52)         (1.60)
Diluted loss per common share................      $(1.95)        $(2.03)        $(1.52)        $(1.60)

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

             /s/ JOHN E. HAGALE                                 /s/ PHILIP W. COOK
--------------------------------------------       --------------------------------------------
               John E. Hagale                                     Philip W. Cook
        Executive Vice President and                      Vice President, Controller and
          Chief Financial Officer                            Chief Accounting Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Burlington Resources Inc.


     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income, cash flows and stockholders' equity, after the restatement described in Note 14, present fairly, in all material respects, the financial position of Burlington Resources Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Poco Petroleums Ltd. on November 18, 1999 in a transaction accounted for as a pooling of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of Poco Petroleums Ltd., which statements reflect total assets of $1.3 billion and $1.1 billion as of December 31, 1999 and 1998, respectively, and total revenues of $407 million, $372 million and $375 million for the years ended December 31, 1999, 1998 and 1997, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Poco Petroleums Ltd., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.


                                             /s/ PRICEWATERHOUSECOOPERS LLP


March 3, 2000, except for


Note 14 as to which the


date is August 7, 2000

Houston, Texas

                           BURLINGTON RESOURCES INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

SUPPLEMENTAL OIL AND GAS DISCLOSURES -- UNAUDITED

     The supplemental data presented herein reflects information for all of the Company's oil and gas producing activities. Capitalized costs for oil and gas producing activities follow.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN MILLIONS)
Proved properties...........................................  $12,516    $11,617
Unproved properties.........................................      318        326
                                                              -------    -------
                                                               12,834     11,943
Accumulated depreciation, depletion and amortization........    6,765      6,107
                                                              -------    -------
          Net capitalized costs.............................  $ 6,069    $ 5,836
                                                              =======    =======

     Costs incurred for oil and gas property acquisition, exploration and development activities follow.

                                                              YEAR ENDED DECEMBER 31, 1999
                                                      --------------------------------------------
                                                                            OTHER
                                                      USA     CANADA    INTERNATIONAL    WORLDWIDE
                                                      ----    ------    -------------    ---------
                                                                     (IN MILLIONS)
Property acquisition
  Unproved..........................................  $ 12     $ 18         $  2           $ 32
  Proved............................................    69       66           --            135
Exploration.........................................    88       67           66            221
Development.........................................   319      140           80            539
                                                      ----     ----         ----           ----
          Total costs incurred......................  $488     $291         $148           $927
                                                      ====     ====         ====           ====

                                                              YEAR ENDED DECEMBER 31, 1998
                                                      --------------------------------------------
                                                                            OTHER
                                                      USA     CANADA    INTERNATIONAL    WORLDWIDE
                                                      ----    ------    -------------    ---------
                                                                     (IN MILLIONS)
Property acquisition
  Unproved..........................................  $ 92     $ 16         $  6          $  114
  Proved............................................    23      410            4             437
Exploration.........................................   315       95           96             506
Development.........................................   491      150           30             671
                                                      ----     ----         ----          ------
          Total costs incurred......................  $921     $671         $136          $1,728
                                                      ====     ====         ====          ======

                                                              YEAR ENDED DECEMBER 31, 1997
                                                      --------------------------------------------
                                                                            OTHER
                                                      USA     CANADA    INTERNATIONAL    WORLDWIDE
                                                      ----    ------    -------------    ---------
                                                                     (IN MILLIONS)
Property acquisition
  Unproved..........................................  $ 93     $ 41         $  5          $  139
  Proved............................................    54      126          160             340
Exploration.........................................   241       74           48             363
Development.........................................   539      164           15             718
                                                      ----     ----         ----          ------
          Total costs incurred......................  $927     $405         $228          $1,560
                                                      ====     ====         ====          ======

                           BURLINGTON RESOURCES INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

     Results of operations for oil and gas producing activities follow.

                                                              YEAR ENDED DECEMBER 31, 1999
                                                       -------------------------------------------
                                                                             OTHER
                                                        USA     CANADA   INTERNATIONAL   WORLDWIDE
                                                       ------   ------   -------------   ---------
                                                                      (IN MILLIONS)
Revenues.............................................  $1,479   $  404       $124         $2,007
                                                       ------   ------       ----         ------
Production costs.....................................     336      102         33            471
Exploration costs....................................     129       39         46            214
Operating expenses...................................     188       28         27            243
Depreciation, depletion and amortization.............     435      107         54            596
Impairment of oil and gas properties.................     225       --         --            225
                                                       ------   ------       ----         ------
                                                        1,313      276        160          1,749
                                                       ------   ------       ----         ------
Operating income (loss)..............................     166      128        (36)           258
Income tax provision (benefit).......................      63       61        (11)           113
                                                       ------   ------       ----         ------
Results of operations for oil and gas producing
  activities.........................................  $  103   $   67       $(25)        $  145
                                                       ======   ======       ====         ======


                                                              YEAR ENDED DECEMBER 31, 1998
                                                       -------------------------------------------
                                                                             OTHER
                                                        USA     CANADA   INTERNATIONAL   WORLDWIDE
                                                       ------   ------   -------------   ---------
                                                                      (IN MILLIONS)
Revenues.............................................  $1,422   $  367       $149         $1,938
                                                       ------   ------       ----         ------
Production costs.....................................     343       90         43            476
Exploration costs....................................     239       30         59            328
Operating expenses...................................     177       18         32            227
Depreciation, depletion and amortization.............     429      157         64            650
Impairment of oil and gas properties.................      --      706         --            706
                                                       ------   ------       ----         ------
                                                        1,188    1,001        198          2,387
                                                       ------   ------       ----         ------
Operating income (loss)..............................     234     (634)       (49)          (449)
Income tax provision (benefit).......................      55     (259)       (11)          (215)
                                                       ------   ------       ----         ------
Results of operations for oil and gas producing
  activities.........................................  $  179   $ (375)      $(38)        $ (234)
                                                       ======   ======       ====         ======


                                                              YEAR ENDED DECEMBER 31, 1997
                                                       -------------------------------------------
                                                                             OTHER
                                                        USA     CANADA   INTERNATIONAL   WORLDWIDE
                                                       ------   ------   -------------   ---------
                                                                      (IN MILLIONS)
Revenues.............................................  $1,747   $  372       $205         $2,324
                                                       ------   ------       ----         ------
Production costs.....................................     363       86         42            491
Exploration costs....................................     234       25         25            284
Operating expenses...................................     220       18         10            248
Depreciation, depletion and amortization.............     422      143         75            640
                                                       ------   ------       ----         ------
                                                        1,239      272        152          1,663
                                                       ------   ------       ----         ------
Operating income.....................................     508      100         53            661
Income tax provision.................................     103       43         27            173
                                                       ------   ------       ----         ------
Results of operations for oil and gas producing
  activities.........................................  $  405   $   57       $ 26         $  488
                                                       ======   ======       ====         ======

                           BURLINGTON RESOURCES INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

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

                                              OIL (MMBBLS)                                  GAS (BCF)
                               ------------------------------------------   ------------------------------------------
                                                    OTHER                                        OTHER
                                USA    CANADA   INTERNATIONAL   WORLDWIDE    USA    CANADA   INTERNATIONAL   WORLDWIDE
                               -----   ------   -------------   ---------   -----   ------   -------------   ---------
PROVED DEVELOPED AND
  UNDEVELOPED RESERVES
  December 31, 1996..........  275.0    61.4        30.8          367.2     5,908     892         323          7,123
  Revisions of previous
    estimates................  (15.6)    3.2        (2.6)         (15.0)       68     (15)         (4)            49
  Extensions, discoveries and
    other additions..........   44.9     9.9          .3           55.1       913     231           1          1,145
  Production.................  (24.6)   (7.7)       (7.2)         (39.5)     (583)   (140)        (26)          (749)
  Purchases of reserves in
    place....................    1.4     2.0          --            3.4       116     178         240            534
  Sales of reserves in
    place....................  (48.7)   (0.5)         --          (49.2)     (538)    (18)         --           (556)
                               -----    ----        ----          -----     -----   -----         ---          -----
December 31, 1997............  232.4    68.3        21.3          322.0     5,884   1,128         534          7,546
  Revisions of previous
    estimates................   (8.4)    (.4)        1.6           (7.2)      (94)    (66)         (6)          (166)
  Extensions, discoveries and
    other additions..........   26.7    11.6        29.7           68.0       636     235          35            906
  Production.................  (24.2)   (7.9)       (6.0)         (38.1)     (577)   (157)        (24)          (758)
  Purchases of reserves in
    place....................     .1     3.7          --            3.8        81     338           8            427
  Sales of reserves in
    place....................     --    (2.9)         --           (2.9)      (72)    (57)        (25)          (154)
                               -----    ----        ----          -----     -----   -----         ---          -----
December 31, 1998............  226.6    72.4        46.6          345.6     5,858   1,421         522          7,801
  Revisions of previous
    estimates................   (9.0)   (1.9)        0.3          (10.6)      (52)    (20)         (2)           (74)
  Extensions, discoveries and
    other additions..........   19.0     4.7         2.0           25.7       554     164         384          1,102
  Production.................  (20.9)   (7.1)       (4.8)         (32.8)     (543)   (156)        (32)          (731)
  Purchases of reserves in
    place....................     .5     1.0          --            1.5       138      53          --            191
  Sales of reserves in
    place....................     --      --          --             --        --      (9)         --             (9)
                               -----    ----        ----          -----     -----   -----         ---          -----
December 31, 1999............  216.2    69.1        44.1          329.4     5,955   1,453         872          8,280
                               =====    ====        ====          =====     =====   =====         ===          =====
PROVED DEVELOPED RESERVES
  December 31, 1996..........  242.0    57.7        25.4          325.1     4,870     837         265          5,972
  December 31, 1997..........  203.9    62.8        15.6          282.3     4,641   1,053         233          5,927
  December 31, 1998..........  199.2    61.2        14.5          274.9     4,564   1,134         258          5,956
  December 31, 1999..........  168.3    57.5        13.5          239.3     4,715   1,180         314          6,209

                           BURLINGTON RESOURCES, INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

     A summary of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves is shown below. Future net cash flows are computed using year end sales prices, costs and statutory tax rates (adjusted for tax credits and other items) that relate to the Company's existing proved oil and gas reserves.

                                                              YEAR ENDED DECEMBER 31, 1999
                                                      --------------------------------------------
                                                                             OTHER
                                                        USA     CANADA   INTERNATIONAL   WORLDWIDE
                                                      -------   ------   -------------   ---------
                                                                     (IN MILLIONS)
Future cash inflows.................................  $17,568   $4,184      $2,840        $24,592
  Less related future
     Production costs...............................    4,778    1,140         778          6,696
     Development costs..............................      661      279         604          1,544
     Income taxes...................................    3,281      685         423          4,389
                                                      -------   ------      ------        -------
Future net cash flows...............................    8,848    2,080       1,035         11,963
10% annual discount for estimated timing of cash
  flows.............................................    4,374      788         508          5,670
                                                      -------   ------      ------        -------
Standardized measure of discounted future net cash
  flows.............................................  $ 4,474   $1,292      $  527        $ 6,293
                                                      =======   ======      ======        =======

                                                              YEAR ENDED DECEMBER 31, 1998
                                                      --------------------------------------------
                                                                             OTHER
                                                        USA     CANADA   INTERNATIONAL   WORLDWIDE
                                                      -------   ------   -------------   ---------
                                                                     (IN MILLIONS)
Future cash inflows.................................  $13,840   $3,363      $1,912        $19,115
  Less related future
     Production costs...............................    3,761    1,076         773          5,610
     Development costs..............................      617      282         296          1,195
     Income taxes...................................    2,113      287         190          2,590
                                                      -------   ------      ------        -------
Future net cash flows...............................    7,349    1,718         653          9,720
10% annual discount for estimated timing of cash
  flows.............................................    3,643      632         301          4,576
                                                      -------   ------      ------        -------
Standardized measure of discounted future net cash
  flows.............................................  $ 3,706   $1,086      $  352        $ 5,144
                                                      =======   ======      ======        =======

                           BURLINGTON RESOURCES INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves follows.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                     (IN MILLIONS)
January 1...................................................  $ 5,144   $ 5,789   $ 8,593
                                                              -------   -------   -------
Revisions of previous estimates
  Changes in prices and costs...............................    1,844    (1,017)   (4,723)
  Changes in quantities.....................................      (83)     (135)       16
  Changes in rate of production.............................      (92)     (274)     (422)
Additions to proved reserves resulting from extensions,
  discoveries and improved recovery, less related costs.....      723       547       741
Purchases of reserves in place..............................      168       183       396
Sales of reserves in place..................................       (6)     (102)     (691)
Accretion of discount.......................................      628       737     1,206
Sales of oil and gas, net of production costs...............   (1,536)   (1,488)   (1,833)
Net change in income taxes..................................     (815)      435     1,888
Other.......................................................      318       469       618
                                                              -------   -------   -------
Net change..................................................    1,149      (645)   (2,804)
                                                              -------   -------   -------
December 31.................................................  $ 6,293   $ 5,144   $ 5,789
                                                              =======   =======   =======

QUARTERLY FINANCIAL DATA -- UNAUDITED

                                                           1999(C)
                                   --------------------------------------------------------

                                       4TH            3RD            2ND            1ST
                                   -----------    -----------    -----------    -----------
                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.........................  $       627    $       547    $       455    $       436
Operating Income (Loss)(a)(b)....          (59)           155             86             54
Net Income (Loss)(a)(b)..........          (84)            61             24             --
Basic Earnings
  (Loss) per Common Share........         (.38)           .28            .11             --
Diluted Earnings (Loss) per
  Common Share...................         (.38)           .27            .11             --
Cash Dividends Declared per
  Common Share...................          .12            .11            .12            .11
Common Stock Price Range
  High...........................           39 1/4          46 3/4          47 5/8          42 5/16
  Low............................  $        29 1/2 $        35 5/8 $        38 3/8 $        29 1/2

                                                            1998(C)
                                   ----------------------------------------------------------
                                        4TH
                                   (RESTATED)(D)        3RD            2ND            1ST
                                   -------------    -----------    -----------    -----------
                                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.........................      $ 473        $       478    $       492    $       540
Operating Income (Loss)(a)(b)....       (697)                58             73            127
Net Income (Loss)(a)(b)..........       (428)                13             16             61
Basic Earnings
  (Loss) per Common Share........      (2.03)               .07            .07            .29
Diluted Earnings (Loss) per
  Common Share...................      (2.03)               .07            .07            .29
Cash Dividends Declared per
  Common Share...................        .11                .12            .11            .12
Common Stock Price Range
  High...........................         43 1/8             44 1/2          49 5/8          49 1/2
  Low............................      $  32        $        29 7/16 $        38 3/16 $        38 15/16


---------------

(a) During the fourth quarter of 1999, as a result of the Acquisition, the Company recorded a pretax charge of $37 million for severance and transaction costs ($26 million after tax).

(b) During the fourth quarter of 1999, as a result of a downward adjustment associated with the performance of certain properties, the Company recognized a non-cash, pretax charge of $225 million ($140 million after tax). During the fourth quarter of 1998, as a result of a weak market for oil and gas, the Company recognized a non-cash, pretax charge of $706 million ($390 million after tax).

(c) Amounts in periods prior to the Acquisition have been restated to include Poco.


(d)  See Note 14 of the Notes to Consolidated Financial Statements.

                                    PART IV



                                 ITEM FOURTEEN



EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION
  Consolidated Statement of Income..........................    8
  Consolidated Balance Sheet................................    9
  Consolidated Statement of Cash Flows......................   10
  Consolidated Statement of Stockholders' Equity............   11
  Notes to Consolidated Financial Statements................   12
  Report of Independent Accountants.........................   32
  Supplemental Oil and Gas Disclosures -- Unaudited.........   33
  Quarterly Financial Data -- Unaudited.....................   37
AMENDED EXHIBIT INDEX.......................................  A-1