Form 10-Q/A
period 2000-03-31
BURLINGTON RESOURCES INC
filed 2000-08-11
CIK 833320

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q/A No. 1

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


                       Yes X            No
                          ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                   Outstanding
                -----                                   -----------
Common Stock, par value $.01 per share,
         as of March 31, 2000                           215,289,195

--------------------------------------------------------------------------------

         Burlington Resources Inc. (the "Company") is filing this amendment to its quarterly report on Form 10-Q for the first quarter of 2000 in order to restate the Financial Statements and revise the Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company discovered an accounting error that resulted in a $26 million overstatement of revenues for the fourth quarter of 1998. The net effect, after adjusting for income tax of $9 million, is a $17 million increase in net loss from $321 million to $338 million for the year ended December 31, 1998 and a $17 million reduction in stockholders' equity at December 31, 1998 and 1999 and March 31, 2000. See Note 5 of Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                      FIRST QUARTER
                                                  ---------------------
                                                    2000         1999
                                                  --------     --------
                                         (In Millions, Except per Share Amounts)
Revenues ....................................     $    652     $    436
                                                  --------     --------

Costs and Expenses
 Production Taxes ...........................           33           19
 Production and Processing ..................          118          115
 Depreciation, Depletion and Amortization ...          180          156
 Exploration Costs ..........................           95           54
 Administrative .............................           39           38
                                                  --------     --------
Total Costs and Expenses ....................          465          382
                                                  --------     --------

Operating Income ............................          187           54
Interest Expense ............................           50           53
Other Income - Net ..........................           --            4
                                                  --------     --------

Income Before Income Taxes ..................          137            5
Income Tax Expense ..........................           60            5
                                                  --------     --------

Net Income ..................................     $     77     $     --
                                                  ========     ========

Basic Earnings per Common Share .............     $    .36     $     --
                                                  ========     ========

Diluted Earnings per Common Share ...........     $    .35     $     --
                                                  ========     ========



          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                             March 31,
                                                                               2000          December 31,
                                                                            (Restated)           1999
                                                                           ------------      ------------
                                                                          (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents ..........................................     $         --      $         89
  Accounts Receivable ................................................              467               473
  Inventories ........................................................               56                53
  Other Current Assets ...............................................               30                26
                                                                           ------------      ------------
                                                                                    553               641
                                                                           ------------      ------------

Oil & Gas Properties (Successful Efforts Method) .....................           12,948            12,834
Other Properties .....................................................              943               935
                                                                           ------------      ------------
                                                                                 13,891            13,769
  Accumulated Depreciation, Depletion and Amortization ...............            7,602             7,412
                                                                           ------------      ------------
    Properties - Net .................................................            6,289             6,357
                                                                           ------------      ------------
Deferred Income Taxes ................................................               23                32
                                                                           ------------      ------------
Other Assets .........................................................              121               135
                                                                           ------------      ------------
      Total Assets ...................................................     $      6,986      $      7,165
                                                                           ============      ============

LIABILITIES
Current Liabilities
  Accounts Payable ...................................................     $        381      $        449
  Taxes Payable ......................................................               62                93
  Accrued Interest ...................................................               44                36
  Other Current Liabilities ..........................................               46                19
  Current Maturities of Long-term Debt ...............................               --                51
                                                                           ------------      ------------
                                                                                    533               648
                                                                           ------------      ------------
Long-term Debt .......................................................            2,651             2,769
                                                                           ------------      ------------
Deferred Income Taxes ................................................              142                96
                                                                           ------------      ------------
Other Liabilities and Deferred Credits ...............................              409               423
                                                                           ------------      ------------
Put Options on Common Stock ..........................................                3                --
                                                                           ------------      ------------

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share
  (Authorized 75,000,000 Shares;  One Share Issued) ..................               --                --
Common Stock, Par Value $.01 Per Share
  (Authorized 325,000,000 Shares;  Issued 241,188,770 Shares) ........                2                 2
Paid-in Capital ......................................................            3,961             3,966
Retained Earnings ....................................................              375               328
Deferred Compensation - Restricted Stock .............................               (9)               (3)
Accumulated Other Comprehensive Loss .................................              (53)              (54)
Cost of Treasury Stock
  (25,899,575 and 25,219,025 Shares for 2000 and 1999, respectively)..           (1,028)           (1,010)
                                                                           ------------      ------------
Stockholders' Equity .................................................            3,248             3,229
                                                                           ------------      ------------
      Total Liabilities and Stockholders' Equity .....................     $      6,986      $      7,165
                                                                           ============      ============


          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                     FIRST QUARTER
                                                                 ---------------------
                                                                  2000           1999
                                                                 ------         ------
                                                                     (In Millions)
Cash Flows From Operating Activities
  Net Income ...............................................      $   77         $    -
  Adjustments to Reconcile Net Income to Net Cash
     Provided By Operating Activities
    Depreciation, Depletion and Amortization ................        180            156
    Deferred Income Taxes ...................................         55             (5)
    Exploration Costs .......................................         95             54
  Working Capital Changes
    Accounts Receivable .....................................          6             74
    Inventories .............................................         (3)             1
    Other Current Assets ....................................         (4)            (6)
    Accounts Payable ........................................        (68)           (41)
    Taxes Payable ...........................................        (31)            (5)
    Accrued Interest ........................................          8             22
    Other Current Liabilities ...............................         27              1
  Other .....................................................        (27)           (15)
                                                                  ------         ------
      Net Cash Provided By Operating Activities .............        315            236
                                                                  ------         ------

Cash Flows From Investing Activities
  Additions to Properties ...................................       (226)          (243)
  Other .....................................................         16            (12)
                                                                  ------         ------
      Net Cash Used In Investing Activities .................       (210)          (255)
                                                                  ------         ------

Cash Flows From Financing Activities
  Proceeds from Long-term Debt ..............................         --            496
  Reduction in Long-term Debt ...............................       (169)          (191)
  Dividends Paid ............................................         --            (24)
  Common Stock Purchases ....................................        (35)            (9)
  Other .....................................................         10             (5)
                                                                  ------         ------
      Net Cash Provided By (Used In) Financing Activities ...       (194)           267
                                                                  ------         ------

Effect of Exchange Rate Changes on Cash and Cash
  Equivalents................................................         --             --
                                                                  ------         ------

Increase (Decrease) in Cash and Cash Equivalents ............        (89)           248

Cash and Cash Equivalents
  Beginning of Year .........................................         89             --
                                                                  ------         ------
  End of Period ..............................................    $   --         $  248
                                                                  ======         ======



          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                   Notes TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. BASIS OF PRESENTATION

         The 1999 Annual Report, as amended, of Burlington Resources Inc. (the "Company") includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q ("Quarterly Report"). The financial statements for the periods presented herein are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The consolidated financial statements include certain reclassifications that were made to conform to current presentation. Amounts related to 1999 include the business activities of Poco Petroleums Ltd. which was acquired in November 1999 and accounted for as a pooling of interests.

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


         As of March 31, 2000, the Company had an unrecognized opportunity loss related to the market value of its oil and gas hedges of approximately $155 million for production in years 2000 through 2005. The unrecognized loss represents the difference between hedged prices and market prices on hedged volumes of the commodity at March 31, 2000. Gains or losses resulting from these transactions are included in revenue as the related physical production is delivered.

4. SEGMENT AND GEOGRAPHIC INFORMATION

         The Company's reportable segments are North America and International. Both segments are engaged principally in the exploration, development, production and marketing of oil and gas. The North America segment is responsible for the Company's operations in the U.S.A. and Canada and the International segment is responsible for all operations outside that geographical region. The accounting policies for the segments are the same as those for the consolidated financial statements. There are no significant intersegment sales or transfers.

         The following tables present information about reported segment operations.

                                                 First Quarter 2000
                                   -------------------------------------------------
                                   North America     International         Total
                                   -------------     -------------     -------------
                                                     (In Millions)
Revenues .....................        $597               $55               $652
Operating income .............         207                25                232
Additions to properties ......        $195               $26               $221


                                                  First Quarter 1999
                                   -------------------------------------------------
                                   North America     International         Total
                                   -------------     -------------     -------------
                                                     (In Millions)
Revenues .....................       $407              $ 29              $436
Operating income (loss) ......        118               (22)               96
Additions to properties ......       $163              $ 68              $231

         The following is a reconciliation of segment operating income to consolidated income before income taxes.

                                                            First Quarter
                                                       ---------------------
                                                         2000         1999
                                                       --------     --------
                                                           (In Millions)
Total operating income for reportable segments .....     $232             $96
Corporate expenses .................................       45              42
Interest expense ...................................       50              53
Other income - net .................................       --               4
                                                         ----            ----
Consolidated income before income taxes ...........      $137             $ 5
                                                         ====            ====

         The following is a reconciliation of segment additions to oil and gas properties to consolidated amounts.

                                                                     First Quarter
                                                                 ---------------------
                                                                   2000         1999
                                                                 --------     --------
                                                                     (In Millions)
Total additions to properties for reportable segments ......     $    221     $    231
Administrative expenditures ................................            5           12
                                                                 --------     --------
Consolidated additions to properties .......................     $    226     $    243
                                                                 ========     ========

         The following is revenue by geographic location.

                                                                     First Quarter
                                                                 ---------------------
                                                                   2000         1999
                                                                 --------     --------
                                                                     (In Millions)
USA ........................................................     $    471     $    316
Canada .....................................................          126           91
Other international ........................................           55           29
                                                                 --------     --------
Consolidated revenues ......................................     $    652     $    436
                                                                 ========     ========

5. RESTATEMENT

         The Company discovered an accounting error that resulted in a $26 million ($17 million net of tax) overstatement of revenues for the fourth quarter of 1998. The net effect, after adjusting for income tax of $9 million, is a $17 million increase in net loss from $321 million to $338 million for the year ended December 31, 1998 and a $17 million reduction in stockholders' equity at December 31, 1998 and 1999 and March 31, 2000. As a result, the Company has restated its 1998 consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

         The total long-term debt to capital ratio at March 31, 2000 and December 31, 1999 was 45 percent and 47 percent, respectively. During the first quarter, commercial paper and credit facility notes of $169 million were repaid.

         The Company has unused credit commitments in the form of revolving facilities ("revolvers") as of March 31, 2000. A portion of these revolvers is available to cover debt due within one year, therefore, commercial paper, credit facility notes and fixed-rate debt due within one year are classified as long-term debt. In addition, the Company has the capacity to issue $1 billion of securities under a shelf registration statement filed with the Securities and Exchange Commission. The revolvers are comprised of agreements for $600 million, $400 million and $340 million. The $600 million revolver expires in February 2003 and the $400 million and $340 million credit facilities expire in March 2001 unless renewed by mutual consent. The Company has the option to convert the outstanding balance on the $340 million revolver to a one year term note at expiration of the agreement.

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

Forward-looking Statements

         This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company's current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company's 1999 Form 10-K, as amended.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BURLINGTON RESOURCES INC.
                                                 (Registrant)



                                           By /s/ John E. Hagale
                                              --------------------------------
                                              John E. Hagale
                                              Executive Vice President and
                                              Chief Financial Officer



                                           By /s/ Philip W. Cook
                                              --------------------------------
                                              Philip W. Cook
                                              Vice President, Controller and
                                              Chief Accounting Officer


Date:  August 11, 2000