Form 10-Q
period 2000-06-30
BURLINGTON RESOURCES INC
filed 2000-08-15
CIK 833320

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

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


                  Yes      X                           No
                         -----                            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding
                -----                              -----------

Common Stock, par value $.01 per share,
         as of June 30, 2000                       215,515,868

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                 SECOND QUARTER               SIX MONTHS
                                                 ---------------         -------------------
                                                 2000       1999          2000         1999
                                                 ----       ----         ------         ----
                                                   (In Millions, Except per Share Amounts)

Revenues .................................       $620       $ 455        $1,272       $ 891
                                                 ----       -----        ------       -----
Costs and Expenses
  Production Taxes .......................         38          25            71          44
  Production and Processing ..............        125         113           243         228
  Depreciation, Depletion and Amortization        171         150           351         306
  Exploration Costs ......................         46          45           141          99
  Administrative .........................         39          36            78          74
                                                 ----       -----        ------       -----
Total Costs and Expenses .................        419         369           884         751
                                                 ----       -----        ------       -----

Operating Income .........................        201          86           388         140
Interest Expense .........................         53          52           103         105
Other Expense (Income) - Net .............         10          (4)           10          (8)
                                                 ----       -----        ------       -----

Income Before Income Taxes ...............        138          38           275          43
Income Tax Expense .......................         44          14           104          19
                                                 ----       -----        ------       -----

Net Income ...............................       $ 94       $  24        $  171       $  24
                                                 ====       =====        ======       =====

Basic Earnings per Common Share ..........       $.43       $ .11        $  .79       $ .11
                                                 ====       =====        ======       =====

Diluted Earnings per Common Share ........       $.43       $ .11        $  .78       $ .11
                                                 ====       =====        ======       =====

          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                               June 30,        December 31,
                                                                                                2000               1999
                                                                                               --------        ------------
                                                                                           (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents..........................................................          $    11          $     89
  Accounts Receivable ...............................................................              500               473
  Inventories .......................................................................               52                53
  Other Current Assets ..............................................................               31                26
                                                                                               -------          --------
                                                                                                   594               641
                                                                                               -------          --------

Oil & Gas Properties (Successful Efforts Method) ....................................           13,061            12,834
Other Properties ....................................................................              969               935
                                                                                               -------          --------
                                                                                                14,030            13,769
  Accumulated Depreciation, Depletion and Amortization ..............................            7,743             7,412
                                                                                               -------          --------
    Properties - Net ................................................................            6,287             6,357
                                                                                               -------          --------
Deferred Income Taxes ...............................................................                8                32
                                                                                               -------          --------
Other Assets ........................................................................              132               135
                                                                                               -------          --------
      Total Assets....................................................................         $ 7,021          $  7,165
                                                                                               =======          ========

LIABILITIES
Current Liabilities
  Accounts Payable....................................................................         $   385          $    449
  Taxes Payable .....................................................................               57                93
  Accrued Interest ..................................................................               33                36
  Dividends Payable .................................................................               30                --
  Other Current Liabilities .........................................................               14                19
  Current Maturities of Long-Term Debt ..............................................               --                51
                                                                                               -------          --------
                                                                                                   519               648
                                                                                               -------          --------
Long-term Debt ......................................................................            2,641             2,769
                                                                                               -------          --------
Deferred Income Taxes ...............................................................              146                96
                                                                                               -------          --------
Other Liabilities and Deferred Credits ..............................................              405               423
                                                                                               -------          --------

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share
  (Authorized 75,000,000 Shares;  One Share Issued) .................................               --                --
Common Stock, Par Value $.01 Per Share
  (Authorized 325,000,000 Shares;  Issued 241,188,705 Shares) .......................                2                 2
Paid-in Capital .....................................................................            3,956             3,966
Retained Earnings ...................................................................              440               328
Deferred Compensation - Restricted Stock ............................................               (7)               (3)
Accumulated Other Comprehensive Loss ................................................              (64)              (54)
Cost of Treasury Stock
 (25,672,837 and 25,219,025 Shares for 2000 and 1999, respectively) .................           (1,017)           (1,010)
                                                                                               -------          --------
Stockholders' Equity ................................................................            3,310             3,229
                                                                                               -------          --------
      Total Liabilities and Stockholders' Equity.....................................          $ 7,021          $  7,165
                                                                                               =======          ========

          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                          SIX MONTHS
                                                                     --------------------
                                                                     2000            1999
                                                                     -----          -----
                                                                         (In Millions)

Cash Flows From Operating Activities
  Net Income ...............................................         $ 171          $  24
  Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities
   Depreciation, Depletion and Amortization ................           351            306
   Deferred Income Taxes ...................................            74             14
   Exploration Costs .......................................           141             99
  Working Capital Changes
   Accounts Receivable .....................................            (7)            87
   Inventories .............................................             2              4
   Other Current Assets ....................................            (6)            (6)
   Accounts Payable ........................................           (76)           (92)
   Taxes Payable ...........................................           (36)            (3)
   Accrued Interest ........................................            (3)             7
   Other Current Liabilities ...............................            (3)            --
  Other ....................................................             5             16
                                                                     -----          -----
    Net Cash Provided By Operating Activities ..............           613            456
                                                                     -----          -----

Cash Flows From Investing Activities
  Additions to Properties ..................................          (451)          (459)
  Other ....................................................           (37)           (21)
                                                                     -----          -----
    Net Cash Used In Investing Activities ..................          (488)          (480)
                                                                     -----          -----

Cash Flows From Financing Activities
  Proceeds from Borrowings .................................           370            493
  Reduction in Borrowings ..................................          (531)          (411)
  Dividends Paid ...........................................           (30)           (48)
  Common Stock Purchases ...................................           (59)            (9)
  Other ....................................................            47             (1)
                                                                     -----          -----
    Net Cash Provided By (Used In) Financing Activities ....          (203)            24
                                                                     -----          -----

Effect of Exchange Rate Changes on Cash and Cash Equivalents            --             --
                                                                     -----          -----

Decrease in Cash and Cash Equivalents ......................           (78)            --

Cash and Cash Equivalents
  Beginning of Year ........................................            89             --
                                                                     -----          -----
  End of Period ............................................         $  11          $  --
                                                                     =====          =====

          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                   Notes TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

         The 1999 Annual Report of Burlington Resources Inc. (the "Company"), as amended, includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q ("Quarterly Report"). The financial statements for the periods presented herein are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The consolidated financial statements include certain reclassifications that were made to conform to current presentation. Amounts related to 1999 include the business activities of Poco Petroleums Ltd. which was acquired in November 1999 and accounted for as a pooling of interests.

         Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 216 million for the second quarter and the first six months of 2000 and 1999, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 216 million and 217 million for the second quarter of 2000 and 1999, respectively, and 217 million for the first six months of 2000 and 1999. No adjustments were made to reported net income in the computation of EPS. EPS discussions within this document are in reference to basic EPS.

         Comprehensive income consists of net income and foreign currency translation adjustments. Foreign currency translation adjustments were a loss of $11 million and gain of $1 million in the second quarter of 2000 and 1999, respectively, and a loss of $10 million and a gain of $13 million for the six months ended 2000 and 1999, respectively, resulting in comprehensive income of $83 million and $25 million for the second quarter of 2000 and 1999, respectively, and $161 million and $37 million for the first six months of 2000 and 1999, respectively.

2.       COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is involved in several proceedings challenging the payment of royalties for its crude oil and natural gas production.

         Various administrative proceedings are pending before the Minerals Management Service ("MMS") of the United States Department of the Interior with respect to the proper valuation of oil and gas produced on federal and Indian lands for purposes of paying royalties on production sold by Burlington Resources Oil & Gas Company ("BROG") to its affiliate, Burlington Resources Trading

Inc. ("BRTI"), or gathered by its affiliate, Burlington Resources
Gathering Inc. In general, these proceedings stem from regular MMS audits of the Company's royalty payments over various periods of time and involve the interpretation of the relevant federal regulations.

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

         On March 28, 2000, the United States District Court for the Eastern District of Texas, Lufkin Division, ordered that the First Amended Complaint in the case of United States ex rel. M. Glenn Osterhoudt, III v. Amerada Hess, et al. and the Second Amended Complaint in the case of United States of America ex rel. Harrold E. (Gene) Wright v Agip Petroleum Company, et al. be unsealed and served upon defendants, including the Company. In these lawsuits, the plaintiffs have alleged violations of the civil False Claims Act. Plaintiffs contend that defendants underpaid royalties on natural gas and natural gas liquids produced on federal and Indian lands through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. The United States has filed an intervention in these cases as to some of the defendants, including the Company. On June 13, 2000, plaintiff, Wright, filed a motion seeking to add the State of New Mexico and John Chavez, Secretary of the New Mexico Taxation and Revenue Department, as additional party plaintiffs in the case of United States of America ex rel. Harrold E. (Gene) Wright v. AGIP Petroleum Company, et al. This motion is presently pending before the court.

         In July 2000, the Court unsealed and the Company was served with the petition in the civil False Claims Act lawsuit styled United States of America ex rel. Mark A. Perry v. Burlington Resources, Inc., et al, filed in the United States District Court for the District of New Mexico. The plaintiff in the lawsuit alleges that the Company understated the value of natural gas and natural gas liquids produced on federal and Indian lands in connection with its computation and reporting of royalty payments. The Company is informed that the United States has elected to intervene in this case, but a complaint has not been served upon the Company by the United States.

         Based on the Company's present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, in the event that the Company is found to have violated the civil False Claims Act the Company could be subject to a variety of sanctions, including treble damages, substantial monetary fines, civil penalties and a temporary suspension from entering into future federal mineral leases and other federal contracts for a defined period of time. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

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

3.       COMMODITY HEDGING ACTIVITIES

         In order to mitigate the impact of market price fluctuations, the Company utilizes options and other financial instruments to hedge future crude oil and natural gas production. Changes in the market value of these contracts and premiums paid for option contracts are deferred until the gain or loss is recognized on the hedged commodity. If the contract is not a hedge, changes in market value are recorded currently. To qualify as a hedge, these transactions must be designated as a hedge and changes in their fair value must correlate with changes in the price of anticipated future production such that the Company's exposure to the effects of commodity price changes is reduced. These hedging instruments are measured for effectiveness on an enterprise basis both at the inception of the contract and on an ongoing basis. If these instruments are terminated prior to maturity, resulting gains or losses continue to be deferred until the hedged item is recognized in income.

         As of June 30, 2000, the Company had unrecognized opportunity losses related to the market value of its oil and gas hedges of approximately $398 million for production in years 2000 through 2005. The unrecognized losses represent the difference between hedged prices and market prices on hedged volumes of the commodities at June 30, 2000. Gains or losses resulting from these transactions are included in revenue as the related physical production is delivered. Hedging activities reduced oil and gas revenues by $65 million and $70 million in the second quarter and first six months of 2000, respectively.

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

         The following tables present information about reported segment operations.

                                                                         Second Quarter
                                           ------------------------------------------------------------------------
                                                        2000                                     1999
                                           ---------------------------------      ---------------------------------
                                            North                                  North
                                           America     International   Total      America    International    Total
                                           --------    -------------   -----      -------    -------------    -----
                                                                          (In Millions)

Revenues...............................    $  580          $ 40       $  620       $ 419         $  36        $ 455
Operating income (loss)................       234             9          243         134           (10)         124

                                                                         Six Months
                                           ------------------------------------------------------------------------
                                                        2000                                     1999
                                           ---------------------------------      ---------------------------------
                                            North                                  North
                                           America     International   Total      America    International    Total
                                           --------    -------------   -----      -------    -------------    -----
                                                                          (In Millions)

Revenues...............................    $1,177          $ 95       $1,272       $ 826         $  65        $ 891
Operating income (loss)................       441            34          475         252           (32)         220

         The following is a reconciliation of segment operating income to consolidated income before income taxes.

                                                   Second Quarter        Six Months
                                                   --------------      --------------
                                                   2000      1999      2000      1999
                                                   ----      ----      ----      ----
                                                              (In Millions)
Total operating income for reportable
  segments ...................................     $243     $ 124      $475     $ 220
Corporate expenses ...........................       42        38        87        80
Interest expense .............................       53        52       103       105
Other expense (income) - net .................       10        (4)       10        (8)
                                                   ----     -----      ----     -----
Consolidated income before income taxes ......     $138     $  38      $275     $  43
                                                   ====     =====      ====     =====

         The following is revenue by geographic location.

                                     Second Quarter                Six Months
                                    -----------------         -------------------
                                    2000         1999          2000          1999
                                    ----         ----         ------         ----
                                                     (In Millions)
USA ...........................     $449         $333         $  920         $649
Canada ........................      131           86            257          177
Other international ...........       40           36             95           65
                                    ----         ----         ------         ----
Consolidated revenues .........     $620         $455         $1,272         $891
                                    ====         ====         ======         ====

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

         The total long-term debt to capital ratio at June 30, 2000 and December 31, 1999 was 44 percent and 47 percent, respectively. During the first six months of 2000, the Company repaid $164 million of fixed-rate debt and $367 million of bank-funded floating rate debt. The Company also had commercial paper issuances of $370 million during the first six months of 2000. Commercial paper outstanding at June 30, 2000 was $633 million.

         The Company has unused credit commitments in the form of revolving facilities ("revolvers") as of June 30, 2000. A portion of these revolvers is available to cover debt due within one year, therefore, commercial paper, credit facility notes and fixed-rate debt due within one year are classified as long-term debt. In addition, the Company has the ability to issue $1 billion of securities under a shelf registration statement filed with the Securities and Exchange Commission. The revolvers are comprised of agreements for $600 million, $400 million, $338 million and $34 million. The $600 million revolver expires in February 2003 and the $400 million and $338 million credit facilities expire in March 2001 unless renewed by mutual consent. The $34 million credit facility is cancelable by the creditor upon demand. The Company has the option to convert the outstanding balance on the $338 million revolver to a one year term note at expiration of the agreement.

         In July 1998, the Company's Board of Directors approved the repurchase of two million shares of its Common Stock. During the first six months of 2000, the Company completed the 1998 program by repurchasing 1,315,000 shares of its Common Stock for $39 million. In May 2000, the Company's Board of Directors approved the repurchase of two million additional shares of its Common Stock. During June of 2000, the Company repurchased 500,600 shares of its Common Stock for $20 million under the 2000 program. In conjunction with the Company's stock repurchase program, the Company sold put options ("options") during 2000. The options entitle the holders, upon exercise on the expiration dates, to sell shares of BR Common Stock to the Company at specified prices. Alternatively, the Company retained the ability to settle the options in cash. During the second quarter of 2000, all of the options expired.

         Net cash provided by operating activities for the first six months of 2000 was $613 million compared to $456 million in 1999. The increase was primarily due to higher operating income partially offset by working capital and other changes. Operating income was higher principally as a result of higher commodity prices.

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

Capital Expenditures

         Capital expenditures for the first six months of 2000 totaled $465 million compared to $459 million in 1999. Capital expenditures, excluding proved property acquisitions, are currently projected to be approximately $900 million for all of 2000 and are expected to be primarily for the development and exploration of oil and gas properties and plant and pipeline expenditures. Capital expenditures will be funded from internal cash flows.

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

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company's derivative instruments. At June 30, 2000, the effect has not materially changed from that disclosed in the 1999 Form 10-K, as amended.

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

Dividends

         On July 20, 2000, the Board of Directors declared a quarterly common stock cash dividend of $.1375 per share, payable October 2, 2000.

Results of Operations - Second Quarter 2000 Compared to Second Quarter 1999

         The Company reported net income of $94 million or $.43 per share for the second quarter of 2000 compared to $24 million or $.11 per share in 1999. Operating income for the second quarter of 2000 was $201 million compared to $86 million in 1999.

         Revenues were $620 million for the second quarter of 2000 compared to $455 million for the second quarter of 1999. Natural gas sales prices increased 34 percent to $2.44 per MCF and gas sales volumes increased 2 percent to 1,963 MMCF per day which increased revenues $110 million and $6 million, respectively. Average oil sales prices increased 55 percent to $24.38 per barrel and oil sales volumes decreased 10 percent to 79.3 MBbls per day which increased revenues $63 million and decreased revenues $13 million, respectively. Oil sales volumes decreased primarily due to natural production declines.

         Costs and expenses were $419 million for the second quarter of 2000 compared to $369 million in 1999. The increase was primarily due to a $21 million increase in depreciation, depletion and amortization ("DD&A"), a $13 million increase in production taxes and a $12 million increase in production and processing expense. DD&A increased primarily due to a higher unit rate resulting from a change in production mix. Production taxes increased primarily due to higher oil and gas revenues and production and processing expenses increased primarily due to employee severance payments.

         Other expense (income) - net was an expense of $10 million for the second quarter of 2000 compared to income of $4 million in 1999, primarily due to changes in foreign currency exchange rates and other miscellaneous expenses.

         Income tax expense for the second quarter of 2000 was $44 million or a rate of 32 percent compared to $14 million or a rate of 38 percent in 1999. The decrease in the rate is primarily due to adjustments to tax accruals related to previous periods offset by taxes on foreign source income in excess of U.S. statutory rates. The Company expects its effective income tax rate to be approximately 41 percent for the year 2000.

Results of Operations - Six Months 2000 Compared to Six Months 1999

         The Company reported net income of $171 million or $.79 per basic common share for the first six months of 2000 compared to $24 million or $.11 per share in 1999. Operating income for the first six months of 2000 was $388 million compared to $140 million in 1999.

         Revenues were $1,272 million for the first six months of 2000 compared to $891 million in 1999. Natural gas sales prices increased 30 percent to $2.38 per MCF and gas sales volumes increased 4 percent to 2,042 MMCF per day which increased revenues $203 million and $28 million, respectively. Average oil sales prices increased 79 percent to $23.84 per barrel and oil sales volumes decreased 7 percent to 84.9 MBbls per day which increased revenues $162 million and decreased revenues $14 million, respectively. Gas volumes increased due to East Irish Sea production beginning in the third quarter of 1999. Oil sales volumes decreased primarily due to natural production declines.

         Costs and expenses were $884 million for the first six months of 2000 compared to $751 million in 1999. The increase was primarily due to a $45 million increase in depreciation, depletion and amortization ("DD&A"), a $42 million increase in exploration costs, a $27 million increase in production taxes and a $15 million increase in production and processing expenses. DD&A increased primarily due to a higher unit rate resulting from a change in production mix and higher production volumes. Exploration costs increased primarily due to higher dry hole expense of $32 million, higher geological and geophysical expenses of $6 million and higher lease impairment expense of $4 million. Production taxes increased primarily due to higher oil and gas revenues. Production and processing expenses increased primarily due to employee severance payments and higher lease operating expense related to higher production volumes.

         Other expense (income) - net was an expense of $10 million for the first six months of 2000 compared to income of $8 million in 1999, primarily due to changes in foreign currency exchange rates and other miscellaneous expenses.

         Income tax expense for the first six months of 2000 was $104 million or a rate of 38 percent compared to $19 million or a rate of 46 percent in 1999. The decrease in the rate is primarily due to adjustments to tax accruals related to previous periods. The Company expects its effective income tax rate to be approximately 41 percent for the year 2000.

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

                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings

              See Note 2 of Notes to Consolidated Financial Statements.

ITEM 4.       Submission of Matters to a Vote of Security Holders

              The annual meeting of stockholders was held on April 19, 2000. The following were nominated and elected to serve as Directors of Burlington Resources Inc. for a term of one year or until their successors shall have been duly elected and qualified:

              Nominee                      For                Withheld
              -------                      ---                --------

              S. P. Gilbert             177,538,742           1,727,165

              L. I. Grant               177,573,645           1,692,262

              J. T. LaMacchia           177,527,553           1,738,354

              J. F. McDonald            177,565,109           1,700,798

              K. W. Orce                175,095,082           4,170,825

              D. M. Roberts             177,544,677           1,721,230

              J. F. Schwarz             177,548,311           1,717,596

              W. Scott, Jr              177,454,805           1,811,102

              B. S. Shackouls           177,472,668           1,793,239

              The stockholders also approved the Burlington Resources 2000 Stock Option Plan for Non-Employee Directors at the annual meeting with 148,386,389 votes for, 29,719,440 votes against and 1,159,083 votes abstaining.

ITEM 6.       Exhibits and Reports on Form 8-K

              A.  Exhibits

              The following exhibits are filed as part of this report.

              Exhibit              Nature of Exhibit                                              Page
              -------              -----------------                                              ----

                4.1                The Company and its subsidiaries either                          *
                                   have filed with the Securities and Exchange
                                   Commission or upon request will furnish
                                   a copy of any instrument with respect to
                                   long-term debt of the Company.

               10.30(+)            2000 Stock Option Plan                                          16
                                   for Non-Employee Directors

               27.1                Financial Data Schedule                                         **


*   Exhibit incorporated by reference.
** Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR System.
(+) Exhibit constitutes a management contract for compensatory plan or arrangement.

              B.  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the second quarter of 2000.

Items 2, 3 and 5 of Part II are not applicable and have been omitted.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BURLINGTON RESOURCES INC.
                                           (Registrant)



                                     By   /s/ John E. Hagale
                                          --------------------------------------
                                          John E. Hagale
                                          Executive Vice President and
                                          Chief Financial Officer



                                     By   /s/ Philip W. Cook
                                          --------------------------------------
                                          Philip W. Cook
                                          Vice President, Controller and
                                          Chief Accounting Officer


Date: August 14, 2000

                                 EXHIBIT INDEX

              Exhibit              Nature of Exhibit                                              Page
              -------              -----------------                                              ----

                4.1                The Company and its subsidiaries either                          *
                                   have filed with the Securities and Exchange
                                   Commission or upon request will furnish
                                   a copy of any instrument with respect to
                                   long-term debt of the Company.

               10.30               2000 Stock Option Plan                                          16
                                   for Non-Employee Directors

               27.1                Financial Data Schedule                                         **