Form 10-K/A
period 1999-12-31
BURLINGTON RESOURCES INC
filed 2000-08-18
CIK 833320

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-K/A NO. 2

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

================================================================================

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

                                          BURLINGTON RESOURCES INC.

                                          By     /s/ BOBBY S. SHACKOULS
                                            ------------------------------------
                                                     Bobby S. Shackouls
                                            Chairman of the Board, President and
                                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Burlington Resources Inc. and in the capacities and on the dates indicated.


By                /s/ BOBBY S. SHACKOULS                  Chairman of the Board,         August 16, 2000
--------------------------------------------------------  President and Chief Executive
                   Bobby S. Shackouls                     Officer

                   /s/ JOHN E. HAGALE                     Executive Vice President and   August 16, 2000
--------------------------------------------------------  Chief Financial Officer
                     John E. Hagale

                   /s/ PHILIP W. COOK                     Vice President,                August 16, 2000
--------------------------------------------------------  Controller and Chief
                     Philip W. Cook                       Accounting Officer

                           *                              Director                       August 16, 2000
--------------------------------------------------------
                   James F. McDonald

                           *                              Director                       August 16, 2000
--------------------------------------------------------
                    Kenneth W. Orce

                           *                              Director                       August 16, 2000
--------------------------------------------------------
                   Donald M. Roberts

                           *                              Director                       August 16, 2000
--------------------------------------------------------
                    John F. Schwarz

                           *                              Director                       August 16, 2000
--------------------------------------------------------
                   Walter Scott, Jr.

*By:               /s/ JOHN E. HAGALE
--------------------------------------------------------
                     John E. Hagale
                    Attorney-in-Fact

                           BURLINGTON RESOURCES INC.

                             AMENDED EXHIBIT INDEX

     The following exhibits are filed as part of this report.


EXHIBIT                                                                   PAGE
NUMBER                             DESCRIPTION                           NUMBER
-------                            -----------                           ------
  3.1      Certificate of Incorporation of Burlington Resources Inc. as
           amended November 18, 1999 (Exhibit 3.1 to Form 10-K, filed
           March 17, 2000).............................................   *
  3.2      By-Laws of Burlington Resources Inc. amended as of January
           13, 1999 (Exhibit 3.2 to Form 10-K, filed February 1999)....   *
  4.1      Form of Rights Agreement dated as of December 16, 1998,
           between Burlington Resources Inc. and The First National
           Bank of Boston which includes, as Exhibit A thereto, the
           form of Certificate of Designation specifying terms of the
           Series A Junior Participating Preferred Stock and, as
           Exhibit B thereto, the form of Rights Certificate (Exhibit 1
           to Form 8-A, filed December 1998)...........................   *
  4.2      Indenture, dated as of June 15, 1990, between the registrant and Citibank, N.A., including Form of Debt Securities
           (Exhibit 4.2 to Form 8, filed February 1992)................   *
  4.3      Indenture, dated as of October 1, 1991, between the
           registrant and Citibank, N.A., including Form of Debt
           Securities (Exhibit 4.3 to Form 8, filed February 1992).....   *
  4.4      Indenture, dated as of April 1, 1992, between the registrant and Citibank, N.A., including Form of Debt Securities
           (Exhibit 4.4 to Form 8, filed March 1993)...................   *
  4.5      Indenture dated as of June 15, 1992 among the Registrant and
           Texas Commerce Bank National Association (as Trustee)
           (Exhibit 4.1 LL&E's Form S-3, as amended, filed November
           1993).......................................................   *
 10.1      The 1988 Burlington Resources Inc. Stock Option Incentive
           Plan as amended (Exhibit 10.4 to Form 8, filed March
           1993).......................................................   *
+10.2      Burlington Resources Inc. Incentive Compensation Plan as
           amended and restated (Exhibit 10.2 to Form 10-K, filed
           February 1997)..............................................   *
+10.3      Burlington Resources Inc. Senior Executive Survivor Benefit
           Plan dated as of January 1, 1989 (Exhibit 10.11 to Form 8,
           filed February 1989)........................................   *
+10.4      Burlington Resources Inc. Deferred Compensation Plan as
           amended and restated (Exhibit 10.4 to Form 10-K, filed
           February 1997)..............................................   *
+10.5      Burlington Resources Inc. Supplemental Benefits Plan as
           amended and restated (Exhibit 10.5 to Form 10-K, filed
           February 1997)..............................................   *
+10.6      Employment Contract between Burlington Resources Inc. and
           Bobby S. Shackouls (Exhibit 10.7 to Form 10-K, filed
           February 1996)..............................................   *
           Amendment to Employment Contract between Burlington
           Resources Inc. and Bobby S. Shackouls, dated July 9, 1997
           (Exhibit 10.6 to Form 10-K, filed February 1998)............   *
           Amendment to Employment Contract between the Company and
           Bobby S. Shackouls (Exhibit 10.29 to Form 10-Q, filed August
           1999).......................................................   *
+10.7      Employment Contract between Burlington Resources Inc. and H.
           Leighton Steward, dated October 22, 1997 (Exhibit 10.7 to
           Form 10-K, filed February 1998).............................   *
+10.8      Burlington Resources Inc. Compensation Plan for Non-Employee
           Directors as amended and restated (Exhibit 10.8 to Form
           10-K, filed February 1997)..................................   *
+10.9      Burlington Resources Inc. Key Executive Severance Protection
           Plan as amended June 8, 1989 (Exhibit 10.20 to Form 8, filed
           February 1992)..............................................   *
+10.10     Burlington Resources Inc. Retirement Income Plan for
           Directors (Exhibit 10.21 to Form 8, filed February 1991)....   *
+10.11     Burlington Resources Inc. 1991 Director Charitable Award
           Plan, dated as of January 16, 1991 (Exhibit 10.22 to Form 8,
           filed February 1991)........................................   *
 10.12     Master Separation Agreement and documents related thereto
           dated January 15, 1992 by and among Burlington Resources
           Inc., El Paso Natural Gas Company and Meridian Oil Holding
           Inc., including exhibits (Exhibit 10.24 to Form 8, filed
           February 1992)..............................................   *
+10.13     Burlington Resources Inc. 1992 Stock Option Plan for
           Non-employee Directors (Exhibit 28.1 of Form S-8, No.
           33-46518, filed March 1992).................................   *
+10.14     Burlington Resources Inc. Key Executive Retention Plan and
           Amendments No. 1 and 2 (Exhibit 10.20 to Form 8, filed March
           1993).......................................................   *
           Amendments No. 3 and 4 to the Burlington Resources Inc. Key
           Executive Retention Plan (Exhibit 10.17 to Form 10-K, filed
           February 1994)..............................................   *

EXHIBIT                                                                   PAGE
NUMBER                             DESCRIPTION                           NUMBER
-------                            -----------                           ------
+10.15     Burlington Resources Inc. 1992 Performance Share Unit Plan
           as amended and restated (Exhibit 10.17 to Form 10-K, filed
           February 1997)..............................................   *
+10.16     Burlington Resources Inc. 1993 Stock Incentive Plan (Exhibit
           10.22 to Form 10-K, filed February 1994)....................   *
+10.17     Burlington Resources Inc. 1994 Restricted Stock Exchange
           Plan (Exhibit 10.23 to Form 10-K, filed February 1995)......   *
+10.18     Burlington Resources Inc. 1997 Performance Share Unit Plan,
           (Exhibit 10.21 to Form 10-K, filed February 1997)...........   *
 10.19     $400 million Short-term Revolving Credit Agreement, dated as of February 25, 1998, as Amended and Restated February 23,
           1999 between Burlington Resources Inc. and Chase Bank of
           Texas, N.A., as agent, dated as of February 23, 1999
           (Exhibit 10.22 to Form 10-K filed February 1999)............   *
 10.20     $600 million Long-term Revolving Credit Agreement, dated as of February 25, 1998, between Burlington Resources Inc. and
           Morgan Guaranty Trust Company of New York as agent (Exhibit
           10.23 to Form 10-K filed February 1999).....................   *
           Amendment and Restatement Agreement dated as of February 23,
           1999 in respect of the Long-Term Credit Agreement (Exhibit
           10.23 to Form 10-K filed February 1999).....................   *
+10.21     Form of Termination Agreement with Certain Senior Management
           Personnel as amended (Exhibit 10(a)(i) to LL&E's Form 10-K,
           filed March 1996)...........................................   *
+10.22     Pension Agreement, dated as of December 27, 1994 (Exhibit
           10(e) to LL&E's Form 10-K filed March 1995).................   *
+10.23     Form of The Louisiana Land and Exploration Company Deferred
           Compensation Arrangement for Selected Key Employees (Exhibit
           10(g) to LL&E's Form 10-K filed March 1991).................   *
           Amendment to the LL&E Deferred Compensation Arrangement for
           Selected Key Employees dated December 21, 1998 (Exhibit
           10.26 to Form 10-K filed February 1999).....................   *
+10.24     The LL&E Supplemental Excess Plan (Exhibit 10(j) to LL&E's
           Form 10-K filed March 1993).................................   *
 10.25     Severance benefit agreement between Burlington Resources
           Inc. and John A. Williams, dated March 25, 1999 (Exhibit
           10.28 to Form 10-Q filed May 1999)..........................   *
 10.26     Form of agreement on pension related benefits with certain former Seattle holding company office employees (Exhibit
           10.26 to Form 10-K, filed March 17, 2000)...................   *
 10.27     Poco Petroleums Ltd. Incentive Stock Option Plan (Form S-8
           No. 333-91247, filed November 18, 1999).....................   *
 10.28     Employee Savings Plan for Eligible Employees of Poco
           Petroleums Ltd. (Exhibit 4.4 to Form S-8 No. 333-95071,
           filed January 20, 2000).....................................   *
 13.1      Burlington Resources Inc. 1999 Annual Report (Exhibit 13.1
           to Form 10-K, filed March 17, 2000).........................   *
 21.1      Subsidiaries of the Registrant (Exhibit 21.1 to Form 10-K,
           filed March 17, 2000).......................................   *
 23.1      Consent of Independent
           Accountants -- PricewaterhouseCoopers.......................
 23.2      Consent of Independent Accountants -- KPMG..................
 27.1      Financial Data Schedule.....................................   **
 99.1      Audit opinion of KPMG.......................................


---------------

 *Exhibit incorporated herein by reference as indicated.

**Exhibit required only for filings made electronically using the Securities and Exchange Commission's EDGAR System.

 +Exhibit constitutes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.