Form 10-Q
period 2000-09-30
BURLINGTON RESOURCES INC
filed 2000-11-06
CIK 833320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


          Yes  X                              No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                         Outstanding

Common Stock, par value $.01 per share,
      as of September 30, 2000                               215,357,074

                                       PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                         THIRD QUARTER                      NINE MONTHS
                                                     ----------------------            ----------------------
                                                       2000          1999                2000          1999
                                                     --------      --------            --------      --------

                                                            (In Millions, Except per Share Amounts)
Revenues...........................................$   696      $     547           $   1,968     $   1,438
                                                     --------      --------            --------      --------

Costs and Expenses
Production Taxes...................................     31            31                  102            75
Production and Processing..........................    116           122                  359           350
Depreciation, Depletion and Amortization...........    171           159                  522           465
Exploration Costs..................................     23            46                  164           145
Administrative.....................................     37            34                  115           108
                                                     ----------    ----------          --------      --------
Total Costs and Expenses...........................    378           392                1,262         1,143
                                                     ----------    ----------          --------      --------

Operating Income...................................    318           155                  706           295
Interest Expense...................................     48            57                  151           162
Other Expense (Income) - Net.......................     (3)           (4)                   7           (12)
                                                     ----------    ----------          --------      --------

Income Before Income Taxes.........................    273           102                  548           145
Income Tax Expense.................................     73            41                  177            60
                                                     ----------    ----------          --------      --------

Net Income.........................................$   200     $      61            $     371     $      85
                                                     ==========    ==========          ========      ========

Basic Earnings per Common Share....................$   .93     $     .28            $    1.72     $     .39
                                                     ==========    ==========          ========      ========

Diluted Earnings per Common Share..................$   .93     $     .27            $    1.71     $     .38
                                                     ==========    ==========          ========      ========







       See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                            CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                            September 30,             December 31,
                                                                                2000                      1999
                                                                            -------------            --------------
                                                                                (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents................................................$         16                $        89
  Accounts Receivable......................................................         552                        473
  Inventories..............................................................          52                         53
  Other Current Assets.....................................................          30                         26
                                                                            -------------            --------------
                                                                                    650                        641
                                                                            -------------            --------------

Oil & Gas Properties (Successful Efforts Method)...........................      13,079                     12,834
Other Properties...........................................................         970                        935
                                                                            -------------            --------------

                                                                                 14,049                     13,769
  Accumulated Depreciation, Depletion and Amortization.....................       7,824                      7,412
                                                                            -------------            --------------

    Properties - Net.......................................................       6,225                      6,357
                                                                            -------------            --------------

Deferred Income Taxes......................................................           -                         32
                                                                            -------------            --------------

Other Assets...............................................................         130                        135
                                                                            -------------            --------------

      Total Assets.........................................................$      7,005                $     7,165
                                                                            =============            ==============


LIABILITIES
Current Liabilities
  Accounts Payable.........................................................$        489                $       449
  Taxes Payable............................................................          68                         93
  Accrued Interest.........................................................          38                         36
  Dividends Payable........................................................          30                          -
  Other Current Liabilities................................................          20                         19
  Current Maturities of Long-Term Debt.....................................           -                         51
                                                                            -------------            --------------
                                                                                    645                        648
                                                                            -------------            --------------

Long-term Debt.............................................................       2,338                      2,769
                                                                            -------------            --------------

Deferred Income Taxes......................................................         163                         96
                                                                            -------------            --------------

Other Liabilities and Deferred Credits.....................................         393                        423
                                                                            -------------            --------------

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share
  (Authorized 75,000,000 Shares;  One Share Issued)........................           -                          -
Common Stock, Par Value $.01 Per Share
  (Authorized 325,000,000 Shares;  Issued 241,188,702 Shares)..............           2                          2
Paid-in Capital............................................................       3,954                      3,966
Retained Earnings..........................................................         610                        328
Deferred Compensation - Restricted Stock...................................          (6)                        (3)
Accumulated Other Comprehensive Loss.......................................         (73)                       (54)
Cost of Treasury Stock
 (25,831,628 and 25,219,025 Shares for 2000 and 1999, respectively)........      (1,021)                    (1,010)
                                                                            -------------            ---------------
Stockholders' Equity.......................................................       3,466                      3,229
                                                                            -------------            ---------------

      Total Liabilities and Stockholders' Equity...........................$      7,005                $     7,165
                                                                            =============            ===============




          See accompanying Notes to Consolidated Financial Statements.

                   BURLINGTON RESOURCES INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (UNAUDITED)



                                                                         NINE MONTHS
                                                                   -----------------------
                                                                      2000          1999
                                                                   ----------    ---------
                                                                         (In Millions)
Cash Flows From Operating Activities
 Net Income........................................................$    371      $    85
 Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities
   Depreciation, Depletion and Amortization........................     522          465
   Deferred Income Taxes...........................................     116           45
   Exploration Costs...............................................     164          145
 Working Capital Changes
   Accounts Receivable.............................................     (84)          11
   Inventories.....................................................       1            5
   Other Current Assets............................................      (4)          (5)
   Accounts Payable................................................      25          (81)
   Taxes Payable...................................................     (23)          30
   Accrued Interest................................................       1           13
   Other Current Liabilities.......................................       3            -
 Other.............................................................      13           32
                                                                   ----------    ---------
    Net Cash Provided By Operating Activities......................   1,105          745
                                                                   ----------    ---------

Cash Flows From Investing Activities
 Additions to Properties...........................................    (679)        (690)
 Other.............................................................      37          (39)
                                                                   ----------    ---------
    Net Cash Used In Investing Activities..........................    (642)        (729)
                                                                   ----------    ---------

Cash Flows From Financing Activities
 Proceeds from Borrowings..........................................      72          471
 Reduction in Borrowings...........................................    (528)        (421)
 Dividends Paid....................................................     (59)         (73)
 Common Stock Purchases............................................     (75)          (9)
 Other.............................................................      54           16
                                                                   ----------    ---------
    Net Cash Used In Financing Activities..........................    (536)         (16)
                                                                   ----------    ---------

Effect of Exchange Rate Changes on Cash and Cash Equivalents.......       -            -
                                                                   ----------    ---------

Decrease in Cash and Cash Equivalents..............................     (73)           -

 Cash and Cash Equivalents
 Beginning of Year.................................................      89            -
                                                                   ----------    ---------
 End of Period....................................................$      16      $     -
                                                                   ==========    =========

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

         Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 216 million for the third quarter and the first nine months of 2000 and 1999, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 217 million for the third quarter and first nine months of 2000 and 1999, respectively. No adjustments were made to reported net income in the computation of EPS. EPS discussions within this document are in reference to basic EPS.

         Comprehensive income consists of net income and foreign currency translation adjustments. Foreign currency translation adjustments were a loss of $9 million and gain of $2 million in the third quarter of 2000 and 1999, respectively, and a loss of $19 million and a gain of $15 million for the nine months ended 2000 and 1999, respectively, resulting in comprehensive income of $191 million and $63 million for the third quarter of 2000 and 1999, respectively, and $352 million and $100 million for the first nine months of 2000 and 1999, respectively.

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

         In October 2000, the federal Judicial Panel on Multidistrict Litigation ordered that the Wright and Osterhoudt lawsuits be transferred to the United States District Court for the District of Wyoming for inclusion with The Grynberg Multidistrict Litigation proceedings. It is anticipated that the Perry case will similarly be transferred to the Wyoming Multidistrict Litigation proceedings.

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

3.       COMMODITY HEDGING ACTIVITIES

         In order to mitigate the impact of market price fluctuations, the Company utilizes swaps, options and other financial instruments to hedge future crude oil and natural gas production. The Company enters into swap agreements to fix the price or a component of the price of anticipated future crude oil and natural gas production. The Company also purchases call option agreements that allow the Company to participate in market price increases that exceed hedged prices established when the Company enters into a swap. Changes in the market value of these contracts and premiums paid for option contracts are deferred until the gain or loss is recognized on the hedged commodity. If the contract is not a hedge, changes in market value are recorded currently. To qualify as a hedge, these transactions must be designated as a hedge and changes in their fair value must correlate with changes in the price of anticipated future production such that the Company's exposure to the effects of commodity price changes is reduced. These hedging instruments are measured for effectiveness on an enterprise basis both at the inception of the contract and on an ongoing basis. If these instruments are terminated prior to maturity, resulting gains or losses continue to be deferred until the hedged item is recognized in income.

         As of September 30, 2000, the Company had the following crude oil and natural gas volumes hedged.

Natural Gas Hedges

 Natural Gas Swaps
                                                                                           Unrecognized
                                                                      Average               Opportunity
                   Production               Volumes                Hedge/Strike             Gain/(Loss)
                     Period                 (MMBTU)                    Price               (In Millions)
                 ---------------       ------------------         ----------------      -------------------

                      2000                42,610,000                   $2.48                   $(113)
                      2001                93,475,000                    2.37                    (216)
                      2002                 4,125,000                    2.82                      (3)
                  2003 to 2007             4,412,500                   $3.06                   $   3

Crude Oil Swaps
                                                                                           Unrecognized
                                                                      Average               Opportunity
                   Production               Volumes                Hedge/Strike             Gain/(Loss)
                     Period                (Barrels)                   Price               (In Millions)
                 ---------------       ------------------         ----------------      -------------------

                      2000                 4,140,000                   $20.28                  $ (43)
                      2001                16,425,000                    19.96                   (143)
                      2002                   180,000                   $21.91                  $  (1)

         The Company purchases call options that allow the Company to participate in market price increases that exceed hedge prices established when the Company enters into a swap. Crude oil call options matched with crude oil swaps as of September 30, 2000 were as follow.

                                                                                           Unrecognized
                                                                      Average               Opportunity
                   Production               Volumes                Hedge/Strike             Gain/(Loss)
                     Period                (Barrels)                   Price               (In Millions)
                 ---------------       ------------------         ----------------      -------------------

                      2000                 2,760,000                   $20.21                  $  27
                      2001                10,950,000                    19.72                     90
                      2002                   180,000                   $19.89                  $   1


         The unrecognized opportunity gains and losses represent the difference between hedged prices and market prices on hedged volumes of the commodities at September 30, 2000. Gains or losses resulting from these transactions are included in revenue as the related physical production is delivered. Hedging activities reduced oil and gas revenues by $124 million and $194 million in the third quarter and first nine months of 2000, respectively.

4.       SEGMENT AND GEOGRAPHIC INFORMATION

         The Company's reportable segments are North America and International. Both segments are engaged principally in the exploration, development, production and marketing of oil and gas. The North America segment is responsible for the Company's operations in the USA and Canada and the International segment is responsible for all operations outside that geographical region. The accounting policies for the segments are the same as those for the consolidated financial statements. There are no significant intersegment sales or transfers.


         The  following  tables  present   information  about  reported  segment
operations.

                                                                           Third Quarter
                                           ----------------------------------------------------------------------------
                                                           2000                                     1999
                                           -------------------------------------     ----------------------------------
                                             North                                      North
                                            America    International    Total          America    International   Total
                                            -------    -------------    -----          -------    -------------   -----
                                                                          (In Millions)

Revenues...............................     $  667        $  29        $   696         $ 511         $  36       $  547
Operating income (loss)................        360            -            360           195            (1)         194


                                                                           Nine Months
                                           ----------------------------------------------------------------------------
                                                           2000                                     1999
                                           -------------------------------------     ----------------------------------
                                             North                                      North
                                            America    International    Total          America    International   Total
                                            -------    -------------    -----          -------    -------------   -----
                                                                          (In Millions)
Revenues...............................     $ 1,844       $ 124        $ 1,968         $ 1,337        $ 101      $ 1,438
Operating income (loss)................         801          34            835             447          (33)         414

         The following is a reconciliation of segment operating income to consolidated income before income taxes.

                                                                 Third Quarter           Nine Months
                                                             --------------------   ---------------------
                                                               2000        1999       2000        1999
                                                             --------    --------   --------    ---------
                                                                            (In Millions)

Total operating income for reportable segments............    $ 360       $ 194       $ 835       $ 414
Corporate expenses........................................       42          39         129         119
Interest expense..........................................       48          57         151         162
Other expense (income) - net..............................       (3)         (4)          7         (12)
                                                             --------    --------    --------    --------
Consolidated income before income taxes...................    $ 273       $ 102       $ 548       $ 145
                                                             ========    ========    ========    ========

         The following is revenue by geographic location.

                                                                 Third Quarter           Nine Months
                                                             --------------------   -------------------
                                                               2000        1999       2000       1999
                                                             --------    --------   --------   --------
                                                                            (In Millions)

USA.......................................................     $ 493       $ 399     $ 1,413    $ 1,048
Canada....................................................       174         112         431        289
Other international.......................................        29          36         124        101
                                                             --------    --------    --------   --------
Consolidated revenues.....................................     $ 696       $ 547     $ 1,968    $ 1,438
                                                             ========    ========    ========   ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

         The long-term debt to total capital ratio at September 30, 2000 and December 31, 1999 was 40 percent and 47 percent, respectively. During the first nine months of 2000, the Company repaid $166 million of fixed-rate debt and $362 million of bank-funded floating rate debt. The Company also had commercial paper issuances of $72 million during the first nine months of 2000. Commercial paper outstanding at September 30, 2000 was $330 million.

         The Company has unused credit commitments in the form of revolving facilities ("revolvers") as of September 30, 2000. A portion of these revolvers is available to cover debt due within one year, therefore, commercial paper, credit facility notes and fixed-rate debt due within one year are classified as long-term debt. In addition, the Company has the ability to issue $1 billion of securities under a shelf registration statement filed with the Securities and Exchange Commission. The revolvers are comprised of agreements for $600 million, $400 million, $332 million and $33 million. The $600 million revolver expires in February 2003 and the $400 million and $332 million revolvers expire in March 2001 unless renewed by mutual consent. The $33 million revolver is cancelable by the creditor upon demand. The Company has the option to convert the outstanding balance on the $332 million revolver to a one year term note at expiration of the agreement.

         In July 1998, the Company's Board of Directors approved the repurchase of two million shares of its Common Stock. During the first six months of 2000, the Company completed the 1998 program by repurchasing 1,315,000 shares of its Common Stock for $39 million. In May 2000, the Company's Board of Directors approved the repurchase of two million additional shares of its Common Stock. Through September 30, 2000, the Company repurchased 1,050,600 shares of its Common Stock under this authorization for $40 million. In aggregate, during the first nine months of 2000, the Company repurchased 2,365,600 shares of its Common Stock for $79 million. In conjunction with the Company's stock repurchase program, the Company sold put options ("options") during 2000. The options entitle the holders, upon exercise on the expiration dates, to sell shares of BR Common Stock to the Company at specified prices. Alternatively, the Company retained the ability to settle the options in cash. During the second quarter of 2000, all of the options expired.

         Net cash provided by operating activities for the first nine months of 2000 was $1,105 million compared to $745 million in 1999. The increase was primarily due to higher operating income partially offset by working capital and other changes. Operating income was higher principally as a result of higher commodity prices.

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

Capital Expenditures

         Capital expenditures for the first nine months of 2000 totaled $675 million compared to $690 million in 1999. Future capital expenditures will be funded from internal cash flows.

Commodity Risk

         Substantially all of the Company's crude oil and natural gas production is sold on the spot market or under short-term contracts at market sensitive prices, subject to financial hedges. Spot market prices for domestic crude oil and natural gas are subject to volatile trading patterns in the commodity futures market, including among others, the New York Mercantile Exchange ("NYMEX"). Quality differentials, worldwide political developments and the actions of the Organization of Petroleum Exporting Countries also affect crude oil prices.

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

         The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company's derivative instruments. At September 30, 2000, the potential decrease in fair value of derivative instruments assuming a 10 percent adverse movement (an increase in the underlying commodities price) would result in a $79 million increase in the net deferred amount.

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

Dividends

     On October 18, 2000, the Board of Directors declared a quarterly common stock cash dividend of $.1375 per share, payable January 3, 2001.

Results of Operations - Third Quarter 2000 Compared to Third Quarter 1999

         The Company reported net income of $200 million or $.93 per share for the third quarter of 2000 compared to $61 million or $.28 per share in 1999. Operating income for the third quarter of 2000 was $318 million compared to $155 million in 1999.

         Revenues were $696 million for the third quarter of 2000 compared to $547 million for the third quarter of 1999. Average realized natural gas prices, including the $.70 loss per MCF related to hedging activities, increased 42 percent to $3.00 per MCF and gas sales volumes decreased 7 percent to 1,849 MMCF per day which increased revenues $152 million and decreased revenues $27 million, respectively. Average realized oil prices, including the $2.33 loss per barrel related to hedging activities, increased 47 percent to $26.81 per barrel and oil sales volumes decreased 18 percent to 73.4 MBbls per day which increased revenues $58 million and decreased revenues $26 million, respectively. Oil and gas sales volumes decreased primarily due to natural production declines and mechanical downtime.

         Costs and expenses were $378 million for the third quarter of 2000 compared to $392 million in 1999. The decrease was primarily due to a $23 million decrease in exploration costs and a $6 million decrease in production and processing expense partially offset by a $12 million increase in depreciation, depletion and amortization ("DD&A"), and a $3 million increase in administrative expense. Exploration costs decreased primarily due to lower dry hole expense of $29 million partially offset by higher lease impairment expense of $7 million. Production and processing expenses decreased primarily due to lower regional services expenses associated with employee reductions. DD&A increased primarily due to a higher unit rate resulting from a change in production mix.

         Interest expense was $48 million for the third quarter of 2000 compared to $57 million in 1999. The decrease was primarily due to lower fixed-rate debt partially offset by higher commercial paper borrowings in 2000.

         Income tax expense for the third quarter of 2000 was $73 million or a rate of 27 percent compared to $41 million or a rate of 40 percent in 1999. The decrease in the rate is primarily due to realization of $34 million of cumulative Section 29 credits related to previous year's production. The Company expects its effective income tax rate to be approximately 36 percent for the year 2000.

Results of Operations - Nine Months 2000 Compared to Nine Months 1999

         The Company reported net income of $371 million or $1.72 per basic common share for the first nine months of 2000 compared to $85 million or $.39 per share in 1999. Operating income for the first nine months of 2000 was $706 million compared to $295 million in 1999.

         Revenues were $1,968 million for the first nine months of 2000 compared to $1,438 million in 1999. Average realized natural gas prices, including the $.32 loss per MCF related to hedging activities, increased 34 percent to $2.57 per MCF which increased revenues $352 million and gas sales volumes were approximately the same as last year or 1,977 MMCF per day. Average realized oil prices, including the $2.41 loss per barrel related to hedging activities, increased 65 percent to $24.74 per barrel and oil sales volumes decreased 10 percent to 81.1 MBbls per day which increased revenues $217 million and decreased revenues $37 million, respectively. Oil sales volumes decreased primarily due to natural production declines and mechanical downtime.

         Costs and expenses were $1,262 million for the first nine months of 2000 compared to $1,143 million in 1999. The increase was primarily due to a $57 million increase in DD&A, a $27 million increase in production taxes, a $19 million increase in exploration costs, a $9 million increase in production and processing expenses and a $7 million increase in administrative expense. DD&A increased primarily due to a higher unit rate resulting from a change in production mix. Production taxes increased primarily due to higher oil and gas revenues. Exploration costs increased primarily due to higher lease impairment expense of $13 million and higher geological and geophysical expenses of $8 million offset by lower dry hole expense of $2 million. Production and processing expenses increased primarily due to employee severance payments and higher lease operating expense related to higher workovers.

         Interest expense was $151 million for the first nine months of 2000 compared to $162 million in 1999. The decrease was primarily due to lower fixed-rate debt partially offset by higher commercial paper borrowings in 2000.

         Other expense (income) - net was an expense of $7 million for the first nine months of 2000 compared to income of $12 million in 1999, primarily due to changes in foreign currency exchange rates and other miscellaneous expenses partially offset by interest income related to the settlement of a windfall profits tax case.

         Income tax expense for the first nine months of 2000 was $177 million or a rate of 32 percent compared to $60 million or a rate of 42 percent in 1999. The decrease in the rate is primarily due to adjustments to tax accruals related to previous periods and due to realization of $34 million of cumulative Section 29 credits related to previous year's production. The Company expects its effective income tax rate to be approximately 36 percent for the year 2000.

Other Matters

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company will adopt SFAS 133 effective January 1, 2001. The Company is still evaluating the effect that the adoption of SFAS 133 will have on its financial position and results of operations.


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

                10.29+  Burlington Resources Inc. Incentive Compensation     **
                        Plan as amended and restated


                27.1    Financial Data Schedule                             ***


*    Exhibit incorporated by reference.
**   Exhibit attached
***  Exhibit  required  only  for  filings  made  electronically   using  the
     Securities and Exchange Commission's EDGAR System.
+ Exhibit constitutes a management contract for compensatory plan or arrangement.


              B.  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the third quarter of 2000.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BURLINGTON RESOURCES INC.
                                  (Registrant)



                            By     /s/ Steven J. Shapiro
                            Steven J. Shapiro
                            Senior Vice President and
                            Chief Financial Officer



                            By     /s/ Philip W. Cook
                            Philip W. Cook
                            Vice President, Controller and
                            Chief Accounting Officer


Date: November 6, 2000

                                  Exhibit 10.29








                            BURLINGTON RESOURCES INC.

                           INCENTIVE COMPENSATION PLAN





              As Amended and Restated Effective January 1, 2001
                    (Originally Effective January 1, 1989)

                            BURLINGTON RESOURCES INC.


                           INCENTIVE COMPENSATION PLAN


                                Table of Contents


                                                                        Page

SECTION 1          Definitions............................................1

SECTION 2          Administration.........................................4

SECTION 3          Participants...........................................5

SECTION 4          Incentive Awards.......................................5

SECTION 5          Payment of Incentive Awards............................6

SECTION 6          General Provisions....................................11

                            BURLINGTON RESOURCES INC.


                           INCENTIVE COMPENSATION PLAN



                                    PREAMBLE


WHEREAS, Burlington Resources Inc. (the "Company") established the Burlington Resources Inc. Incentive Compensation Plan (the "Plan") effective January 1, 1989 in order for the Company to attract and retain exceptional employees and to provide a direct incentive to the Participants to improve the profitability of the Company; and WHEREAS, the Company amended and restated the Plan effective October 1, 1994 and effective October 9, 1996 and desires to amend and restate the Plan to effect certain changes; NOW, THEREFORE, the Company does hereby amend and restate the Plan as set forth herein, effective _______________, 2000.

                                    SECTION 1

                                   DEFINITIONS


For purposes of the Plan, the following terms shall have the meanings indicated:

1.1. Account means a Memorandum Account and/or Special Deferral Memorandum Account, as each is defined in Section 5.4.

1.2 Beneficiary means the person(s) designated by a Participant, on a form provided by the Plan Administrator and filed with the Company's Human Resources Department, to receive benefits from the Plan in the event of his or her death. A Participant may change his or her beneficiary designation at any time. If no designated Beneficiary survives the Participant, the Beneficiary shall be the Participant's surviving spouse or, if none, his or her estate.

1.3      Board means the Board of Directors of the Company.

1.4. Common Stock means the common stock, par value $.01 per share, of the Company.

1.5   Company means Burlington Resources Inc., a Delaware corporation.

1.6. Company Stock Account means a notional subaccount of an Account credited with Phantom Stock, as provided in Section 5.5.

1.7 Compensation Committee means the Compensation and Nominating Committee of the Board.

1.8.  Exchange Act means the Securities Exchange Act of 1934, as amended.

1.9. Fair Market Value means, as applied to a specific date, the mean between the highest and lowest quoted selling prices at which Common Stock was sold on such date as reported in the NYSE-Corporate Transactions by The Wall Street Journal on such date or, if no Common Stock was traded on such date, on the next preceding day on which Common Stock was so traded.

1.10 Incentive Award means the amount of a Participant's individual award granted to the Participant for a calendar year pursuant to Section 4.3.

1.11. Interest Account means a notional subaccount of an Account credited with interest, as provided in Section 5.5.

1.12 Management Committee means the committee appointed pursuant to Section 2.1 to administer the Plan with respect to Participants who are not officers of the Company or any of its Subsidiaries.

1.13. Participant means each employee who participates in the Plan in accordance with Section 3.

1.14. Permanent Disability means the Plan Administrator has found, upon the basis of medical evidence satisfactory to it, that a Participant is totally disabled, whether due to physical or mental condition, so as to be prevented from engaging in further full-time employment by the Company or a Subsidiary and that such disability is reasonably expected to be permanent or long-term.

1.15 Phantom Stock means a phantom or notional share of Common Stock. A Participant shall not possess any rights of a stockholder of the Company with respect to a share of Phantom Stock, including, without limitation, rights concerning voting and dividends. A share of Phantom Stock shall be payable solely in cash under the Plan.

1.16 Plan means the Burlington Resources Inc. Incentive Compensation Plan either in its previous or present form or as amended from time to time.

1.17. Plan Administrator means (i) with respect to the Chief Executive Officer of the Company, the Compensation Committee, (ii) with respect to officers of the Company and its Subsidiaries other than the Chief Executive Officer of the Company, the Chief Executive Officer of the Company, and (iii) with respect to other employees of the Company and its Subsidiaries, the Management Committee.

1.18. S&P Account means a notional subaccount of an Account credited with units in a Standard & Poor's 500 Composite Stock Price Index or in a mutual fund selected by the Plan Administrator that tracks such index, as provided in
Section 5.5.

1.19 Subsidiary means an entity, including, without limitation, a corporation, limited liability company or joint venture, in which the Company owns (directly or indirectly) a significant equity interest. 1.20 Termination means a Participant's termination of employment with the Company and its Subsidiaries, including by reason of death, retirement or Permanent Disability.

1.20 Termination means a Participant's termination of employment with the Company and its Subsidiaries, including by reason of death, retirement or Permanent Disability.


                                    SECTION 2

                                 ADMINISTRATION

2.1. Plan Administrator. With respect to the Chief Executive Officer of the Company, the Plan shall be administered by the Compensation Committee. With respect to officers of the Company and its Subsidiaries other than the Chief Executive Officer of the Company, the Plan shall be administered by the Chief Executive Officer of the Company. With respect to other employees of the Company and its Subsidiaries, the Plan shall be administered by a management committee (the "Management Committee") consisting of such executives of the Company as the Chief Executive Officer of the Company shall designate.

2.2. Powers of Plan Administrator. Subject to Sections 2.3 and 2.4, the Plan Administrator shall have the complete authority and power to interpret the Plan, prescribe, amend and rescind rules relating to its administration, select eligible Participants, select performance measures and performance goals, determine a Participant's (or Beneficiary's) right to a payment and the amount of such payment, and to take all other actions necessary or desirable for the administration of the Plan. All actions and decisions of the Plan Administrator shall be final and binding upon all Participants.

2.3. Determination of Company Performance. With respect to all Participants, the Compensation Committee shall be solely responsible for determining the extent to which any performance goals tied to the performance of the Company as a whole have been met.

2.4. Approval of Certain Phantom Stock Transactions. Anything in this Plan to the contrary notwithstanding, in the case of a Participant who is subject to
Section 16(b) of the Exchange Act, any transfer of any portion of such Participant's Account into or out of the Company Stock Account and any payout from the Company Stock Account to such Participant shall be subject to the approval of the Compensation Committee to the extent required to comply with Rule 16b-3 issued under the Exchange Act.

                                    SECTION 3

                                  PARTICIPANTS


3.1. Participants. The Plan Administrator shall determine and designate the executives and other key employees of the Company and its Subsidiaries who are eligible to receive awards under the Plan (the "Participants"). Participants will be limited to those employees who, because of their management or staff positions, have the principal responsibility for the management, direction and success of the Company as a whole or a Subsidiary or a particular business unit thereof. Directors of the Company who are full-time employees of the Company shall be eligible to participate in the Plan.

                                    SECTION 4

                                INCENTIVE AWARDS


4.1. Establishment of Incentive Awards. For each calendar year, the Plan Administrator shall determine the Participants who shall have an opportunity to receive Incentive Awards under the Plan, shall select one or more performance measures, shall establish the performance goals with respect to each selected performance measure, and shall establish the Incentive Award opportunities and other terms of the Incentive Awards to be made to each Participant. The selected performance measures and goals may be different for different Participants.

4.2. Adjustments in Performance Goals. The Plan Administrator may adjust the performance goals established for a particular calendar year to account for extraordinary events which may affect the determination of performance, in order to avoid distortions in the operation of the Plan. Such events may include, without limitation, special charges and other extraordinary items or significant acquisitions or divestitures.

4.3. Determination of Incentive Awards Earned. Subject to Section 2.3, after the end of the calendar year, the Plan Administrator shall determine the extent to which the applicable performance goals have been satisfied and the amount payable to the Participant under the Incentive Award by reason of such performance; provided, however, that the Plan Administrator shall have full authority in its discretion to increase, decrease or eliminate the amount payable under an Incentive Award based on the Plan Administrator's assessment of the Participant's performance.

4.4. Termination of Employment. The Plan Administrator shall have full authority in its discretion to determine whether a Participant whose employment terminates for any reason during a calendar year shall be entitled to any payment of an Incentive Award for that calendar year and, if so, the amount of such payment.


                                    SECTION 5

                           PAYMENT OF INCENTIVE AWARDS


5.1. Immediate Payment. Each Participant who has not made a deferral election pursuant to Section 5.2 or 5.3 for a calendar year shall be paid his or her Incentive Award for that calendar year in cash as soon as reasonably practicable following the date on which the amount payable under the Incentive Award is determined by the Plan Administrator.

5.2. Voluntary Deferrals. Prior to such date during a calendar year as the Plan Administrator may designate, each Participant may elect to have the payment of all or a portion of his or her Incentive Award for that calendar year deferred until his or her Termination, subject to a $1,000 minimum. The election shall be irrevocable and shall be made on a form prescribed by the Plan Administrator, which shall govern the amount deferred and the form of its payment pursuant to
Section 5.7 following the Participant's Termination. A Participant's deferral election shall apply only to the Incentive Award for that calendar year.

5.3. Special Deferrals. The Plan Administrator may, in its discretion, approve deferred payments ("Special Deferrals") as follows. Prior to such date during a calendar year as the Plan Administrator may designate, each Participant may elect to have the payment of all or a portion of his or her Incentive Award for that calendar year deferred until a date or dates specified by the Plan Administrator. The Participant's election shall be irrevocable and shall be made on a form prescribed by the Plan Administrator. A Participant's Special Deferral election shall apply only to the Incentive Award for that calendar year.

5.4. Memorandum Accounts. Each calendar year the Company shall establish a ledger or notional account (the "Memorandum Account") for each Participant who has elected to defer payment of his or her Incentive Award for that calendar year pursuant to Section 5.2 for the purpose of reflecting the Company's obligation to pay the deferred Incentive Award for such calendar year as specified pursuant to Section 5.7; provided, however, that all Memorandum Accounts established for a Participant that are to be paid in the same manner, i.e., a lump sum, 60 installments or 120 installments, may be combined into a single Memorandum Account. Similarly, a separate "Special Deferral Memorandum Account" shall be established for each Special Deferral for each Participant; however, all Special Deferrals of a Participant that are to be paid at the same time and in the same manner may be combined into a single Special Deferral Memorandum Account.

5.5. Investment of Accounts. Except as provided below, each Account shall accrue interest on the deferred Incentive Award credited to such Account from the date such Incentive Award is credited to the Account through the date of its distribution (the "Interest Account"). Such interest shall be credited to the Interest Account at the end of each calendar quarter or such other periods as may be determined by the Plan Administrator. The Plan Administrator shall determine, in its sole discretion, the rate of interest to be credited periodically to the Interest Accounts. In lieu of investing in the Interest Account, a Participant may request that the Plan Administrator credit all or a specified percentage of his or her Incentive Award deferred for that calendar year in Phantom Stock (the "Company Stock Account"), in the S&P Account, or in any combination of the Interest Account, Company Stock Account and/or S&P Account; however, the Plan Administrator shall not be obligated to honor any such Participant's request. If the Plan Administrator elects to honor any such request, the Plan Administrator shall establish a separate notional subaccount(s) for such Participant under his or her Account, which shall be credited (i) with respect to the Company Stock Account, with whole and fractional shares of Phantom Stock as of the date of the Incentive Award for such calendar year, and with phantom (notional) dividends with respect to the credited Phantom Stock, which shall be credited as being reinvested in additional shares of Phantom Stock and (ii) with respect to the S&P Account, with whole and fractional units in the S&P Account periodically as of the dates of the deferrals and with any notional distributions on such units, which shall be credited as being reinvested in additional units. All credits and debits to the Company Stock Account shall be made based on the Fair Market Value per share of the Company's Common Stock on the applicable date, unless otherwise authorized by the Plan Administrator. If the Plan Administrator chooses to not honor any Participant's request to invest his or her Account in the Company Stock Account or the S&P Account, the portion of the Participant's deferral subject to the request automatically shall be held in the Interest Account.

5.6 Changes in Investment Elections. Each Participant who has an Account under the Plan may request that all or a specified percentage of his or her Account balance as of any date be reinvested in the Interest Account, Company Stock Account and/or S&P Account in such proportions as elected by the Participant; provided, however, that the Plan Administrator shall not be obligated to honor any such request. This election shall be in such form and subject to such restrictions, if any, as the Plan Administrator shall establish.

5.7 Payment of Accounts. Upon a Participant's Termination or on any Special Deferral payment date, the Company shall pay to such Participant (or to his or her Beneficiary in case of the Participant's death) an amount in cash equal to the balance then credited to his or her affected Account(s) as follows:

         (a)      a lump sum payment; or

         (b)      in 60 consecutive substantially equal monthly installments; or

         (c)      in 120 consecutive substantially equal monthly installments;

whichever form of payment has been elected by the Participant. However, if a Participant elects to receive the distribution of a Company Stock Account or S&P Account in installments, his or her Company Stock Account or S&P Account
automatically shall be converted into an Interest Account as of the Participant's date of Termination or Special Deferral payment date, as the case may be. Payment of Accounts shall commence or be made in the month following the month in which the Participant's Termination or Special Deferral payment date occurs.

5.8. Acceleration of Payments. Notwithstanding a Participant's election to the contrary, the Plan Administrator, in its sole discretion, may accelerate the payment of all or part of the unpaid balance of a Participant's Account(s) in the event of the Participant's Termination, or upon its determination that the Participant (or his or her Beneficiary in the case of the Participant's death) has incurred a "severe financial hardship" resulting from a sudden and unexpected illness or accident of such person or of a dependent, a loss of such person's property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of such person. The Plan Administrator in making its determination of severe financial hardship may consider such factors and require such information as it deems appropriate, but, in any case, payment may not be made to the extent that such hardship is or may be relieved (i) through reimbursement or compensation by insurance or otherwise or (ii) by liquidation of such person's assets, to the extent liquidation of such assets will not itself cause severe financial hardship. However, notwithstanding the foregoing, the Plan Administrator shall not accelerate the payment of any Company Stock Account maintained for a Participant if such acceleration would not be exempt under Section 16(b) of the Exchange Act.

5.9. Payment Upon Change in Control. Notwithstanding any other provision of this Plan, in the event of a Change in Control of the Company, the maximum bonus amount attributable to the calendar year in which the Change in Control occurs shall become fully vested and payable within 30 days after the date of the Change in Control. For purposes of this Plan a "Change in Control" shall be deemed to occur:
                    (i) if any  person (as such term is used in  Sections  13(d)
              and 14(d)(2) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities,

                   (ii) upon the first purchase of the Common Stock of the Company pursuant to a tender or exchange offer (other than a tender or exchange offer made by the Company),

                  (iii) upon the  approval by the  Company's  stockholders  of a merger or consolidation of the Company, other than a merger or consolidation that would result in stockholders of the Company immediately prior to such merger or consolidation owning directly or indirectly, immediately thereafter, more than fifty percent of the combined voting power of the surviving entity with the voting power of each such continuing holder relative to other such continuing holders not substantially altered in the transaction,

                   (iv) upon the  approval by the  Company's  stockholders  of a sale or disposition of all or substantially all of the Company's assets or a plan of liquidation or dissolution of the Company, or

                    (v) if, during any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by the Company's stockholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.


                                    SECTION 6

                               GENERAL PROVISIONS


6.1. Unfunded Obligation. The amounts to be paid to Participants pursuant to this Plan are unfunded obligations of the Company. The Company is not required to segregate any monies from its general funds, to create any trusts, or to make any special deposits with respect to this obligation. Title to and beneficial ownership of any investments, including trust investments, which the Company may make to fulfill this obligation shall at all times remain in the Company. Any investments and the creation or maintenance of any trust or notional accounts shall not create or constitute a trust or a fiduciary relationship between the Plan Administrator or the Company and a Participant, or otherwise create any vested or beneficial interest in any Participant or his or her Beneficiary or his or her creditors in any assets of the Company whatsoever. The Participants (and Beneficiaries) shall have no claim against the Company for any changes in the value of any Accounts and shall be general unsecured creditors of the Company with respect to any payment due under this Plan.

6.2. Incapacity of Participant or Beneficiary. If the Plan Administrator finds that any Participant or Beneficiary to whom a payment is payable under the Plan is unable to care for his or her affairs because of illness or accident or is under a legal disability, any payment due (unless a prior claim therefor shall have been made by a duly appointed legal representative) at the discretion of the Plan Administrator, may be paid to the spouse, child, parent or brother or sister of such Participant or Beneficiary or to any person whom the Plan Administrator has determined has incurred expense for such Participant or Beneficiary. Any such payment shall be a complete discharge of the obligations of the Company under the provisions of the Plan.

6.3. Nonassignment. The right of a Participant or Beneficiary to the payment of any amounts under the Plan may not be assigned, transferred, pledged or encumbered in any manner nor shall such right or other interests be subject to attachment, garnishment, execution or other legal process.

6.4. No Right to Continued Employment. Nothing in the Plan shall be construed to confer upon any Participant any right to continued employment with the Company or its Subsidiaries, nor interfere in any way with the right of an employer to terminate the employment of such Participant at any time without assigning any reason therefor.

6.5. Withholding Taxes. Appropriate taxes shall be withheld from all payments made to Participants pursuant to this Plan and with respect to all deferrals of Incentive Awards made pursuant to this Plan.

6.6. Termination and Amendment. The Compensation Committee may from time to time amend, suspend or terminate the Plan, in whole or in part, and if the Plan is suspended or terminated, the Compensation Committee may reinstate any or all of its provisions. No amendment, suspension or termination of the Plan may impair the right of a Participant or his or her Beneficiary to receive the benefit accrued hereunder prior to the effective date of such amendment, suspension or termination.

6.7. Applicable Law. Except to the extent preempted by applicable federal law, the Plan shall be construed and governed in accordance with the laws of the State of Texas.