Form 10-K/A
period 1999-12-31
BURLINGTON RESOURCES INC
filed 2001-02-02
CIK 833320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-K/A NO. 3

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

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

     Burlington Resources Inc. 1999 Annual Report to stockholders, which is incorporated by reference into Part I and Part II of this Form 10-K.

     Burlington Resources Inc. definitive proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE


     The Company is restating its 1999 income statement to reflect a reclassification between income taxes and administrative expense. The Company's 1999 financial statements have previously taken into account the reclassification for balance sheet purposes. In addition, the Company is restating its 1999 financial statements for an overaccrual of compensation expense. As a result of these adjustments, the Company is reducing its previously reported net income of $1 million for 1999 to a $10 million loss. See
Note 15 of the Notes to the Consolidated Financial Statements.



     In addition, the Company has restated all quarters for 1998 and 1999 to correct the recording of revenues and expenses which were deferred. The net effect of these corrections did not have an impact on annual net loss. See Note
(d) to Quarterly Financial Data.

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

                                    ITEM SIX

SELECTED FINANCIAL DATA


     The selected financial data for Burlington Resources Inc. set forth below for the five years ended December 31, 1999 should be read in conjunction with the consolidated financial statements. Prior year amounts have been restated to include Poco Petroleums Ltd. Certain financial data for prior years have been further restated as described in Note 15 of the Notes to the Consolidated Financial Statements.



                                                     1999     1998     1997     1996     1995
                                                    ------   ------   ------   ------   ------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
  Revenues........................................  $2,065   $2,006   $2,375   $2,477   $1,905
  Operating Income (Loss).........................     200     (439)     605      643     (508)
  Net Income (Loss)...............................     (10)    (338)     352      354     (332)
  Basic Earnings (Loss) per Common Share..........    (.05)   (1.60)    1.69     1.72    (1.65)
  Diluted Earnings (Loss) per Common Share........  $ (.05)  $(1.60)  $ 1.67   $ 1.70   $(1.65)
BALANCE SHEET DATA
  Total Assets....................................  $7,165   $7,060   $7,164   $6,790   $6,169
  Long-term Debt..................................   2,769    2,684    2,317    2,223    2,306
  Stockholders' Equity............................   3,229    3,312    3,561    3,331    2,859
  Cash Dividends Declared per Common Share........  $  .46   $  .46   $  .39   $  .37   $  .38
  Common Shares Outstanding.......................     216      216      209      209      201


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

FINANCIAL CONDITION AND LIQUIDITY

     The Company's total debt to capital ratio at December 31, 1999 and 1998 was 47 percent and 45 percent, respectively.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 1999 Compared With Year Ended December 31, 1998


     The Company reported a net loss of $10 million or $.05 basic loss per common share in 1999 compared to a net loss of $338 million or $1.60 basic loss per common share in 1998. The 1999 and 1998 results included a non-cash per share charge of $.65 and $1.85, respectively, related to the impairment of oil and gas properties. The Company evaluates the impairment of its oil and gas properties on a field-by-field basis whenever events or changes in circumstances indicate an asset's carrying amount may not be recoverable. Unamortized capital costs are reduced to fair value if the sum of the expected undiscounted future cash flows is less than the assets' net book value. Cash flows are determined based upon proved reserves using prices and costs consistent with those used for internal decision making. In the fourth quarter of 1999, the Company determined there would be performance related downward reserve adjustments associated with certain properties located on the Gulf of Mexico shelf and in the Permian Basin. As a result, the Company recognized a pretax impairment charge of $225 million ($140 million after tax) related to those properties. In the fourth quarter of 1998, the market experienced a weakness in commodity prices. The Company subjected all properties to impairment testing and subsequently recognized a pretax impairment charge related to certain Canadian properties of $706 million ($390 million after tax). The 1999 results also included a $.12 per share charge related to severance and transaction costs associated with the Acquisition.



     Revenues were $2,065 million in 1999 compared to $2,006 million in 1998. Average oil prices increased 31 percent to $16.85 per barrel in 1999 and average gas prices increased 5 percent to $2.01 per MCF which increased revenues $131 million and $65 million, respectively. Oil sales volumes decreased 14 percent in 1999 to 89.9 MBbls per day and gas sales volumes decreased 4 percent to 2,004 MMCF per day which decreased revenues $69 million and $51 million, respectively. Oil sales volumes decreased primarily due to natural production declines in the Gulf Coast, Mid-Continent and North Sea areas.



     Costs and Expenses were $1,865 million in 1999 compared to $2,445 million in 1998. Costs and expenses in 1999 and 1998 included a $225 million and $706 million charge, respectively, related to the impairment of oil and gas properties. Costs and expenses in 1999 also included a charge of $37 million related to severance and transaction costs associated with the Acquisition. Excluding the $262 million of charges in 1999 and the $706 million charge in 1998, costs and expenses in 1999 decreased $136 million compared to 1998. The decrease was primarily due to a $114 million decrease in exploration costs and a $48 million decrease in depreciation, depletion and amortization ("DD&A") partially offset by higher production tax expenses of $20 million. Exploration costs decreased due to lower exploratory spending resulting in lower geological and geophysical ("G&G") expenses of $58 million and lower exploratory dry hole expense of $69 million partially offset by higher impairment expense of $13 million. DD&A decreased due to lower production volumes and a lower unit rate resulting in reduced expenses of $38 million and $16 million, respectively, partially offset by higher fixed-rate expense of $6 million. Production tax expenses are higher primarily due to higher oil and gas revenues.


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


     Income taxes were a benefit of $3 million, a rate of 22 percent in 1999 compared to a benefit of $286 million, a rate of 46 percent in 1998. The decreased tax benefit in 1999 compared to 1998 was primarily the result of substantially higher pretax income and higher taxes on foreign income in excess of U.S. statutory rates partially offset by adjustments of prior years tax accruals of approximately $11 million.


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


     Revenues were $2,006 million in 1998 compared to $2,375 million in 1997. Average oil prices decreased 32 percent to $12.86 per barrel in 1998 and average gas prices decreased 8 percent to $1.92 per MCF which decreased revenues $235 million and $129 million, respectively. Oil sales volumes decreased 3 percent to
104.5 MBbls per day which decreased revenues $25 million. Oil sales volumes decreased primarily due to natural declines in the Gulf Coast and Mid-Continent areas. Gas sales volumes increased 1 percent to 2,077 MMCF per day which increased revenues $19 million.



     Costs and Expenses were $2,445 million in 1998 compared to $1,770 million in 1997. Costs and expenses in 1998 included a $706 million charge related to the impairment of oil and gas properties. Costs and expenses in 1997 included an $80 million charge for severance and transaction costs associated with the Merger. Excluding the $706 million charge in 1998 and the $80 million charge in 1997, costs and expenses in 1998 increased $49 million from 1997. The increase was primarily due to a $44 million increase in exploration costs, higher DD&A of $8 million and higher production and processing expenses of $7 million partially offset by a $19 million decrease in production taxes. Exploration costs increased due to higher exploratory spending resulting in higher G&G expenses. DD&A increased primarily due to a higher unit rate and production and processing expenses increased due to higher workovers. Production taxes decreased primarily due to lower oil and gas revenues.


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

                                   ITEM EIGHT

FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                           BURLINGTON RESOURCES INC.

                        CONSOLIDATED STATEMENT OF INCOME


                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                     RESTATED
                                                               (SEE NOTES 14 AND 15)
                                                              -----------------------
                                                               1999         1998         1997
                                                              ------   --------------   ------
                                                                       (IN MILLIONS,
                                                                 EXCEPT PER SHARE AMOUNTS)
REVENUES....................................................  $2,065       $2,006       $2,375
                                                              ------       ------       ------
COSTS AND EXPENSES
  Production Taxes..........................................     120          100          119
  Production and Processing.................................     472          478          471
  Depreciation, Depletion and Amortization..................     631          679          671
  Exploration Costs.........................................     214          328          284
  Impairment of Oil and Gas Properties......................     225          706           --
  Merger Costs..............................................      37           --           80
  Administrative............................................     166          154          145
                                                              ------       ------       ------
Total Costs and Expenses....................................   1,865        2,445        1,770
                                                              ------       ------       ------
Operating Income (Loss).....................................     200         (439)         605
Interest Expense............................................     211          193          174
Other Expense (Income) -- Net...............................       2           (8)         (39)
                                                              ------       ------       ------
Income (Loss) Before Income Taxes...........................     (13)        (624)         470
Income Tax Expense (Benefit)................................      (3)        (286)         118
                                                              ------       ------       ------
NET INCOME (LOSS)...........................................  $  (10)      $ (338)      $  352
                                                              ======       ======       ======
BASIC EARNINGS (LOSS) PER COMMON SHARE......................  $ (.05)      $(1.60)      $ 1.69
                                                              ======       ======       ======
DILUTED EARNINGS (LOSS) PER COMMON SHARE....................  $ (.05)      $(1.60)      $ 1.67
                                                              ======       ======       ======


          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                           CONSOLIDATED BALANCE SHEET


                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                        RESTATED
                                                                  (SEE NOTES 14 AND 15)
                                                              -----------------------------
                                                                  1999             1998
                                                              -------------    ------------
                                                                      (IN MILLIONS,
                                                                   EXCEPT SHARE DATA)
                                          ASSETS

Current Assets
  Cash and Cash Equivalents.................................     $    89         $    --
  Accounts Receivable.......................................         473             442
  Inventories...............................................          53              53
  Other Current Assets......................................          26              22
                                                                 -------         -------
                                                                     641             517
                                                                 -------         -------
Oil and Gas Properties (Successful Efforts Method)..........      12,834          11,943
Other Properties............................................         935             898
                                                                 -------         -------
                                                                  13,769          12,841
  Accumulated Depreciation, Depletion and Amortization......       7,412           6,494
                                                                 -------         -------
  Properties -- Net.........................................       6,357           6,347
                                                                 -------         -------
Deferred Income Taxes.......................................          32              61
                                                                 -------         -------
Other Assets................................................         135             135
                                                                 -------         -------
         Total Assets.......................................     $ 7,165         $ 7,060
                                                                 =======         =======

                                        LIABILITIES

Current Liabilities
  Accounts Payable..........................................     $   444         $   457
  Taxes Payable.............................................          93              53
  Accrued Interest..........................................          36              30
  Other Current Liabilities.................................          19              41
  Current Maturities of Long-term Debt......................          51              --
                                                                 -------         -------
                                                                     643             581
                                                                 -------         -------
Long-term Debt..............................................       2,769           2,684
                                                                 -------         -------
Deferred Income Taxes.......................................          98             139
                                                                 -------         -------
Other Liabilities and Deferred Credits......................         426             333
                                                                 -------         -------
Put Options on Common Stock.................................          --              11
                                                                 -------         -------

Commitments and Contingent Liabilities

                                   STOCKHOLDERS' EQUITY

Preferred Stock, Par Value $.01 per Share (Authorized
  75,000,000 Shares; One Share Issued)......................          --              --
Common Stock, Par Value $.01 per Share (Authorized
  325,000,000 Shares; Issued 241,188,770 and 241,083,924
  Shares for 1999 and 1998, respectively)...................           2               2
Paid-in Capital.............................................       3,966           3,953
Retained Earnings...........................................         328             440
Deferred Compensation -- Restricted Stock...................          (3)             (2)
Accumulated Other Comprehensive Loss........................         (54)            (74)
Cost of Treasury Stock (25,219,025 and 25,420,562 Shares for
  1999 and 1998, respectively)..............................      (1,010)         (1,007)
                                                                 -------         -------
Stockholders' Equity........................................       3,229           3,312
                                                                 -------         -------
         Total Liabilities and Stockholders' Equity.........     $ 7,165         $ 7,060
                                                                 =======         =======


          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                RESTATED
                                                              (SEE NOTE 15)
                                                              -------------
                                                                  1999         1998      1997
                                                              -------------   -------   -------
                                                                        (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss).........................................     $  (10)      $  (338)  $   352
  Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided By Operating Activities
     Depreciation, Depletion and Amortization...............        631           679       671
     Deferred Income Taxes..................................        (12)         (304)       58
     Exploration Costs......................................        214           328       284
     Gain on Sales of Oil and Gas Properties................         --           (13)      (50)
     Impairment of Oil and Gas Properties...................        225           706        --
  Working Capital Changes
     Accounts Receivable....................................        (31)          (19)       99
     Inventories............................................         --            --        (7)
     Other Current Assets...................................         (4)            7         1
     Accounts Payable.......................................        (13)            4        40
     Taxes Payable..........................................         40           (18)       (4)
     Accrued Interest.......................................          6            (1)        2
     Other Current Liabilities..............................        (22)           (3)      (21)
  Other.....................................................         78           (48)      (62)
                                                                 ------       -------   -------
          Net Cash Provided By Operating Activities.........      1,102           980     1,363
                                                                 ------       -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Properties...................................       (989)       (1,839)   (1,682)
  Short-term Investments....................................         --            83       (83)
  Proceeds from Sales and Other.............................         (4)          241       467
                                                                 ------       -------   -------
          Net Cash Used In Investing Activities.............       (993)       (1,515)   (1,298)
                                                                 ------       -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Long-term Debt..............................        632           410       213
  Reduction in Long-term Debt...............................       (528)          (15)     (115)
  Dividends Paid............................................       (127)          (97)      (74)
  Common Stock Purchases....................................         (9)          (15)      (58)
  Common Stock Issuances....................................          7           114         3
  Other.....................................................          5           (14)       32
                                                                 ------       -------   -------
          Net Cash Provided By (Used In) Financing
            Activities......................................        (20)          383         1
                                                                 ------       -------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................         --            --         9
                                                                 ------       -------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............         89          (152)       75
CASH AND CASH EQUIVALENTS
  Beginning of Year.........................................         --           152        77
                                                                 ------       -------   -------
  End of Year...............................................     $   89       $    --   $   152
                                                                 ======       =======   =======


          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                     ACCUMULATED
                                                                     DEFERRED           OTHER       COST OF
                              COMMON   PAID-IN     RETAINED      COMPENSATION --    COMPREHENSIVE   TREASURY   STOCKHOLDERS'
                              STOCK    CAPITAL     EARNINGS      RESTRICTED STOCK       LOSS         STOCK         EQUITY
                              ------   -------   -------------   ----------------   -------------   --------   --------------
                                                   RESTATED                                                       RESTATED
                                                 (SEE NOTES 14                                                 (SEE NOTES 14
                                                    AND 15)                                                       AND 15)
                                                 -------------                                                 --------------
                                                             (IN MILLIONS, EXCEPT SHARE DATA)
Balance, December 31,
  1996......................    $2     $3,741        $ 606             $--              $(29)       $  (989)       $3,331
                                --     ------        -----             ---              ----        -------        ------
Comprehensive Income
  Net Income................                           352                                                            352
  Foreign Currency
    Translation.............                                                             (22)                         (22)
                                --     ------        -----             ---              ----        -------        ------
    Comprehensive Income....                                                                                          330
                                --     ------        -----             ---              ----        -------        ------
Cash Dividends ($.39 per
  Share)....................                           (82)                                                           (82)
Common Stock Purchases
  (1,312,500 Shares)........                                                                            (58)          (58)
Common Stock Issuances......                3                                                                           3
Stock Option Activity and
  Other.....................               28                                                             9            37
                                --     ------        -----             ---              ----        -------        ------
Balance, December 31,
  1997......................     2      3,772          876              --               (51)        (1,038)        3,561
                                --     ------        -----             ---              ----        -------        ------
Comprehensive Loss
  Net Loss..................                          (338)                                                          (338)
  Foreign Currency
    Translation.............                                                             (23)                         (23)
                                --     ------        -----             ---              ----        -------        ------
    Comprehensive Loss......                                                                                         (361)
                                --     ------        -----             ---              ----        -------        ------
Cash Dividends ($.46 per
  Share)....................                           (98)                                                           (98)
Common Stock Purchases
  (435,000 Shares)..........                                                                            (15)          (15)
Common Stock Issuances......              188                                                                         188
Stock Option Activity and
  Other.....................               (7)                          (2)                              46            37
                                --     ------        -----             ---              ----        -------        ------
Balance, December 31,
  1998......................     2      3,953          440              (2)              (74)        (1,007)        3,312
                                --     ------        -----             ---              ----        -------        ------
Comprehensive Income
  Net loss..................                           (10)                                                           (10)
  Foreign Currency
    Translation.............                                                              20                           20
                                --     ------        -----             ---              ----        -------        ------
    Comprehensive Income....                                                                                           10
                                --     ------        -----             ---              ----        -------        ------
Cash Dividends ($.46 per
  Share)....................                          (103)                                                          (103)
Common Stock Purchases
  (250,000 Shares)..........                                                                             (9)           (9)
Common Stock Issuances......                7                                                                           7
Stock Option Activity and
  Other.....................                6            1              (1)                               6            12
                                --     ------        -----             ---              ----        -------        ------
Balance, December 31,
  1999......................    $2     $3,966        $ 328             $(3)             $(54)       $(1,010)       $3,229
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


                                                                                   YEAR ENDED
                                                           NINE MONTHS ENDED      DECEMBER 31,
                                                             SEPTEMBER 30,      ----------------
                                                                 1999            1998      1997
                                                           -----------------    ------    ------
                                                              (UNAUDITED)
                                                                       (IN MILLIONS)
Revenues
  BR....................................................        $1,162          $1,634    $2,000
  Poco..................................................           276             372       375
                                                                ------          ------    ------
  Combined..............................................        $1,438          $2,006    $2,375
                                                                ======          ======    ======
Net Income (Loss)
  BR....................................................        $   38          $   69    $  319
  Poco..................................................            16              34        53
  Conforming adjustments................................            22            (441)      (20)
                                                                ------          ------    ------
  Combined..............................................        $   76          $ (338)   $  352
                                                                ======          ======    ======
Stockholders' Equity
  BR....................................................        $2,994          $3,012    $3,027
  Poco..................................................           839             780       592
  Conforming adjustments................................          (483)           (480)      (58)
                                                                ------          ------    ------
  Combined..............................................        $3,350          $3,312    $3,561
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

3. INCOME TAXES

     The jurisdictional components of income (loss) before income taxes follow.


                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999     1998      1997
                                                              ------   -------   ------
                                                                    (IN MILLIONS)
Domestic....................................................   $(66)    $ 113     $369
Foreign.....................................................     53      (737)     101
                                                               ----     -----     ----
          Total.............................................   $(13)    $(624)    $470
                                                               ====     =====     ====

                           BURLINGTON RESOURCES INC.

     The provision for income taxes follows.


                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999     1998      1997
                                                              ------   -------   ------
                                                                    (IN MILLIONS)
Current
  Federal...................................................   $  4     $  10     $ 44
  State.....................................................     --         5        2
  Foreign...................................................      5         3       14
                                                               ----     -----     ----
                                                                  9        18       60
                                                               ----     -----     ----
Deferred
  Federal...................................................    (44)       (1)      30
  State.....................................................      4         1       11
  Foreign...................................................     28      (304)      17
                                                               ----     -----     ----
                                                                (12)     (304)      58
                                                               ----     -----     ----
          Total.............................................   $ (3)    $(286)    $118
                                                               ====     =====     ====


     Reconciliation of the federal statutory income tax rate to the effective income tax rate follows.


                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
U.S. statutory rate.........................................   35.0%    35.0%    35.0%
State income taxes..........................................  (16.7)     (.4)     2.1
Taxes on foreign income in excess of U.S. statutory rate....  (66.5)     6.9      4.1
Tax credits.................................................   15.9      5.1    (18.5)
Merger costs................................................  (31.9)      --      4.6
Adjustments of prior year accruals..........................   89.5       --       --
Other.......................................................   (3.7)     (.7)    (2.2)
                                                              -----    -----    -----
     Effective rate.........................................   21.6%    45.9%    25.1%
                                                              =====    =====    =====


     Deferred income tax liabilities (assets) follow.


                                                              DECEMBER 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
                                                              (IN MILLIONS)
Deferred income tax liabilities
  Excess of book over tax basis of properties...............  $ 488   $ 453
                                                              -----   -----
Deferred income tax assets
  AMT credit carryforward...................................   (302)   (308)
  Deferred foreign tax credits..............................    (75)    (71)
  Net operating loss carryforward...........................    (37)     (3)
  Foreign tax credit carryforward...........................     (2)     (2)
  Financial accruals and other..............................    (43)    (26)
                                                              -----   -----
                                                               (459)   (410)
                                                              -----   -----
Less valuation allowance....................................     37      35
                                                              -----   -----
                                                              $  66   $  78
                                                              =====   =====
Net Canadian deferred income tax asset......................  $ (32)  $ (61)
                                                              -----   -----
Net deferred income tax liability...........................  $  98   $ 139
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


                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999     1998      1997
                                                              ------   -------   ------
                                                              (IN MILLIONS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Net income (loss) -- as reported............................  $ (10)   $ (338)   $ 352
Net income (loss) -- pro forma..............................    (41)     (357)     339
Basic EPS -- as reported....................................   (.05)    (1.60)    1.69
Basic EPS -- pro forma......................................   (.19)    (1.69)    1.62
Diluted EPS -- as reported..................................   (.05)    (1.60)    1.67
Diluted EPS -- pro forma....................................  $(.19)   $(1.69)   $1.61


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


                                                                  YEAR ENDED DECEMBER 31, 1999
                                                             --------------------------------------
                                                             NORTH AMERICA   INTERNATIONAL   TOTAL
                                                             -------------   -------------   ------
                                                                         (IN MILLIONS)
Revenues...................................................     $1,934           $131        $2,065
Depreciation, depletion and amortization...................        560             57           617
Impairment of oil and gas properties.......................        225             --           225
Operating income (loss)....................................        438            (21)          417
Additions to properties....................................     $  797           $148        $  945



                                                                  YEAR ENDED DECEMBER 31, 1998
                                                             --------------------------------------
                                                             NORTH AMERICA   INTERNATIONAL   TOTAL
                                                             -------------   -------------   ------
                                                                         (IN MILLIONS)
Revenues...................................................     $1,857           $149        $2,006
Depreciation, depletion and amortization...................        601             67           668
Impairment of oil and gas properties.......................        706             --           706
Operating income...........................................       (236)           (38)         (274)
Additions to properties....................................     $1,653           $136        $1,789


                                                                  YEAR ENDED DECEMBER 31, 1997
                                                             --------------------------------------
                                                             NORTH AMERICA   INTERNATIONAL   TOTAL
                                                             -------------   -------------   ------
                                                                         (IN MILLIONS)
Revenues...................................................     $2,170           $205        $2,375
Depreciation, depletion and amortization...................        579             75           654
Operating income...........................................        794             53           847
Additions to properties....................................     $1,409           $228        $1,637

     The following is a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes.


                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999     1998      1997
                                                              ------   -------   ------
                                                                    (IN MILLIONS)
Total operating income (loss) for reportable segments.......   $417     $(274)    $847
Merger costs................................................     37        --       80
Corporate expenses..........................................    180       165      162
Interest expense............................................    211       193      174
Other expense (income)-- net................................      2        (8)     (39)
                                                               ----     -----     ----
Consolidated income (loss) before income taxes..............   $(13)    $(624)    $470
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
                                                              ====    ======    ======

     The following table presents revenues by geographic location.


                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
USA.........................................................  $1,527   $1,485   $1,795
Canada......................................................     407      372      375
Other International.........................................     131      149      205
                                                              ------   ------   ------
Consolidated revenues.......................................  $2,065   $2,006   $2,375
                                                              ======   ======   ======


14. 1998 RESTATEMENT


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



15. 1999 RESTATEMENT



     The Company is restating its 1999 income statement to reflect a reclassification between income taxes and administrative expense. The Company's 1999 financial statements have previously taken into account the reclassification for balance sheet purposes. In addition, the Company is restating its 1999 financials for an overaccrual of compensation expense. As a result of these adjustments, the Company is reducing its previously reported net income of $1 million for 1999 to a $10 million loss.

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

             /s/ JOHN E. HAGALE                                 /s/ PHILIP W. COOK
--------------------------------------------       --------------------------------------------
               John E. Hagale                                     Philip W. Cook
        Executive Vice President and                      Vice President, Controller and
          Chief Financial Officer                            Chief Accounting Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Burlington Resources Inc.


     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income, cash flows and stockholders' equity, after the restatements described in Note 14 and Note 15, present fairly, in all material respects, the financial position of Burlington Resources Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Poco Petroleums Ltd. on November 18, 1999 in a transaction accounted for as a pooling of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of Poco Petroleums Ltd., which statements reflect total assets of $1.3 billion and $1.1 billion as of December 31, 1999 and 1998, respectively, and total revenues of $407 million, $372 million and $375 million for the years ended December 31, 1999, 1998 and 1997, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Poco Petroleums Ltd., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.


                                             /s/ PRICEWATERHOUSECOOPERS LLP


March 3, 2000, except for


Note 14 as to which the


date is August 7, 2000 and


except for Note 15 as to


which the date is


January 31, 2001

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


                                                              YEAR ENDED DECEMBER 31, 1999
                                                       -------------------------------------------
                                                                             OTHER
                                                        USA     CANADA   INTERNATIONAL   WORLDWIDE
                                                       ------   ------   -------------   ---------
                                                                      (IN MILLIONS)
Revenues.............................................  $1,479   $  404       $124         $2,007
                                                       ------   ------       ----         ------
Production costs.....................................     347      102         33            482
Exploration costs....................................     129       39         46            214
Operating expenses...................................     213       28         27            268
Depreciation, depletion and amortization.............     435      107         54            596
Impairment of oil and gas properties.................     225       --         --            225
                                                       ------   ------       ----         ------
                                                        1,349      276        160          1,785
                                                       ------   ------       ----         ------
Operating income (loss)..............................     130      128        (36)           222
Income tax provision (benefit).......................      38       61        (11)            88
                                                       ------   ------       ----         ------
Results of operations for oil and gas producing
  activities.........................................  $   92   $   67       $(25)        $  134
                                                       ======   ======       ====         ======



                                                              YEAR ENDED DECEMBER 31, 1998
                                                       -------------------------------------------
                                                                             OTHER
                                                        USA     CANADA   INTERNATIONAL   WORLDWIDE
                                                       ------   ------   -------------   ---------
                                                                      (IN MILLIONS)
Revenues.............................................  $1,445   $  367       $149         $1,961
                                                       ------   ------       ----         ------
Production costs.....................................     343       90         43            476
Exploration costs....................................     239       30         59            328
Operating expenses...................................     200       18         32            250
Depreciation, depletion and amortization.............     429      157         64            650
Impairment of oil and gas properties.................      --      706         --            706
                                                       ------   ------       ----         ------
                                                        1,211    1,001        198          2,410
                                                       ------   ------       ----         ------
Operating income (loss)..............................     234     (634)       (49)          (449)
Income tax provision (benefit).......................      55     (259)       (11)          (215)
                                                       ------   ------       ----         ------
Results of operations for oil and gas producing
  activities.........................................  $  179   $ (375)      $(38)        $ (234)
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
                                                              =======   =======   =======

QUARTERLY FINANCIAL DATA -- UNAUDITED

                                                             1999 RESTATED(C)(D)
                                            -----------------------------------------------------
                                                4TH           3RD           2ND           1ST
                                            -----------   -----------   -----------   -----------
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues..................................     $ 627        $     547      $    455      $    436
Operating Income (Loss)(a)(b).............       (81)             147            83            51
Net Income (Loss)(a)(b)...................       (86)              56            22            (2)
Basic Earnings
  (Loss) per Common Share.................      (.40)             .26           .10          (.01)
Diluted Earnings (Loss) per Common
  Share...................................      (.40)             .26           .10          (.01)
Cash Dividends Declared per Common
  Share...................................       .12              .11           .12           .11
Common Stock Price Range
  High....................................        39 1/4           46 3/4        47 5/8        42 5/16
  Low.....................................     $  29 1/2    $      35 5/8  $     38 3/8  $     29 1/2

                                                             1998 RESTATED(C)(D)
                                            -----------------------------------------------------
                                                4TH           3RD           2ND           1ST
                                            -----------   -----------   -----------   -----------
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues..................................  $     473      $    478       $   492      $    563
Operating Income (Loss)(a)(b).............       (703)           59            70           135
Net Income (Loss)(a)(b)...................       (432)           14            14            66
Basic Earnings
  (Loss) per Common Share.................      (2.05)          .07           .06           .32
Diluted Earnings (Loss) per Common
  Share...................................      (2.05)          .06           .06           .31
Cash Dividends Declared per Common
  Share...................................        .11           .12           .11           .12
Common Stock Price Range
  High....................................         43 1/8        44 1/2        49 5/8        49 1/2
  Low.....................................  $      32      $     29 7/16  $    38 3/16  $    38 15/16


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


(d) The Company has restated all quarters for 1998 and 1999 to correct the recording of revenues and expenses which were deferred to contingency accounts. The net effect of these corrections did not have an impact on annual net loss. The impact of these adjustments on net income for the quarters in 1998 is an increase of $5 million ($.03 per share), a decrease of $2 million ($.01 per share), an increase of $1 million ($.00 per share) and a decrease of $4 million ($.02 per share) for the first, second, third and fourth quarters, respectively. The impact of this restatement on net income for the quarters in 1999 is a decrease of $2 million ($.01 per share), $2 million ($.01 per share) and $5 million ($.02 per share) and an increase of $9 million ($.04 per share) for the first, second, third and fourth quarters, respectively. Additionally, see note 15 of the Notes to the Consolidated Financial Statements.

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


               By /s/ BOBBY S. SHACKOULS                  Chairman of the Board,             February 1, 2001
 -----------------------------------------------------    President and Chief Executive
                   Bobby S. Shackouls                     Officer

                 /s/ STEVEN J. SHAPIRO                    Senior Vice President and          February 1, 2001
--------------------------------------------------------  Chief Financial Officer
                   Steven J. Shapiro

                   /s/ PHILIP W. COOK                     Vice President,                    February 1, 2001
--------------------------------------------------------  Controller and Chief
                     Philip W. Cook                       Accounting Officer

                           *                              Director                           February 1, 2001
--------------------------------------------------------
                   James F. McDonald

                           *                              Director                           February 1, 2001
--------------------------------------------------------
                    Kenneth W. Orce

                           *                              Director                           February 1, 2001
--------------------------------------------------------
                   Donald M. Roberts

                           *                              Director                           February 1, 2001
--------------------------------------------------------
                    John F. Schwarz

                           *                              Director                           February 1, 2001
--------------------------------------------------------
                   Walter Scott, Jr.

               *By: /s/ L. DAVID HANOWER
  ---------------------------------------------------
                    L. David Hanower
                    Attorney-in-Fact

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