Form 10-K405
period 2000-12-31
BURLINGTON RESOURCES INC
filed 2001-02-21
CIK 833320

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: Common Stock aggregate market value as of January 31, 2001:
$9,135,733,279

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Class: Common Stock, par value $.01 per share, on January 31, 2001, Shares Outstanding: 215,974,782

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

     Burlington Resources Inc. definitive proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, is incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Below are certain definitions of key terms used in this Form 10-K.

     Bbls       Barrels
      BCF       Billion Cubic Feet
     BCFE       Billion Cubic Feet of Gas Equivalent
    MBbls       Thousands of Barrels
   MMBbls       Millions of Barrels
      MCF       Thousand Cubic Feet
     MMCF       Million Cubic Feet
     MCFE       Thousand Cubic Feet of Gas Equivalent
    MMCFE       Million Cubic Feet of Gas Equivalent
    MMBTU       Million British Thermal Units
      TCF       Trillion Cubic Feet
     TCFE       Trillion Cubic Feet of Gas Equivalent
      2-D       Two Dimensional
      3-D       Three Dimensional
     NGLs       Natural Gas Liquids
     DD&A       Depreciation, Depletion and Amortization
                Shallow Waters of the Outer Continental Shelf in the Gulf of
    Shelf       Mexico
Deepwater       Water Depths of 1,000 Feet or Greater in the Gulf of Mexico

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

     Net acreage and net oil and gas wells are obtained by multiplying gross acreage and gross oil and gas wells by the Company's working interest percentage in the properties.

     Oil is converted into cubic feet of gas equivalent based on 6 MCF of gas to one barrel of oil.

                           BURLINGTON RESOURCES INC.

                               TABLE OF CONTENTS

                                                              PAGE
PART I
  Items One and Two

     Business and Properties................................     1

     Employees..............................................    12

  Item Three

     Legal Proceedings......................................    12

  Item Four

     Submission of Matters to a Vote of Security Holders....    14

PART II

  Item Five

     Market for Registrant's Common Equity and Related
      Stockholder Matters...................................    14

  Item Six

     Selected Financial Data................................    14

  Items Seven and Seven A

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations and Quantitative
      and Qualitative Disclosures About Market Risk.........    15

  Item Eight

     Financial Statements and Supplementary Financial
      Information...........................................    22

  Item Nine

     Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure...................    50

PART III

  Items Ten and Eleven

     Directors and Executive Officers of the Registrant and
      Executive Compensation................................    50

  Item Twelve

     Security Ownership of Certain Beneficial Owners and
      Management............................................    50

  Item Thirteen

     Certain Relationships and Related Transactions.........    50

PART IV

  Item Fourteen

     Exhibits, Financial Statement Schedules and Reports on
      Form 8-K..............................................    51

                                     PART I

                               ITEMS ONE AND TWO

BUSINESS AND PROPERTIES

     Burlington Resources Inc. ("BR") is a holding company engaged, through its principal subsidiaries, Burlington Resources Oil & Gas Company LP (formerly known as Burlington Resources Oil & Gas Company), The Louisiana Land and Exploration Company ("LL&E"), and Burlington Resources Canada Energy Ltd. (formerly known as Poco Petroleums Ltd.), and their affiliated companies (collectively the "Company"), in the exploration for and the development of and production and marketing of crude oil and natural gas. The Company is one of the largest holders of natural gas reserves and one of the largest producers of oil and gas in North America. In 1998, BR formed two separate business units, Burlington Resources North America ("BRNA") and Burlington Resources International ("BRI"). BRNA was formed as a separate business unit to reinforce the value creation potential of the Company's high quality North America assets and BRI was formed to affirm BR's commitment to a global presence as a key element of its long-term growth strategy.

     In November 1999, BR consummated the acquisition of Poco Petroleums Ltd., a corporation existing under the laws of the Province of Alberta, Canada (the "Acquisition"). The Acquisition was valued at approximately $2.5 billion. In October 1997, BR completed a merger with LL&E valued at approximately $3 billion. Both transactions were accounted for as poolings of interests.

     The Company's operations are conducted through the two business units previously mentioned. Following is a review of the business units and a discussion of the major areas of activity within each business unit.

BURLINGTON RESOURCES NORTH AMERICA

     The Company's asset base is dominated by North American natural gas properties. Its extensive North American lease holdings extend from the Gulf of Mexico to Canada's Mackenzie Delta region in the Northwest Territories of the Canadian Arctic. Reflecting a diverse yet balanced portfolio, The Company's North American operations include a mix of production, exploitation and exploration opportunities.

     In 2000, oil and gas capital expenditures for North American operations totaled $728 million, and consisted of $268 million for exploration, $440 million for development projects and $20 million for proved reserve acquisitions. The Company's North American production in 2000 represented 93 percent of the Company's total or 1,838 MMCF of gas per day and 68.6 MBbls of oil per day. At December 31, 2000, North American proved reserves totaled 9.1 TCFE and represented 88 percent of the Company's total.

  San Juan Basin

     The San Juan Basin ("San Juan") is the most prolific operating area of the Company in terms of reserves and production. The area's activities are centered in northwest New Mexico and southwest Colorado. San Juan encompasses nearly 7,500 square miles, or approximately 4.8 million acres, with the major portion located in the New Mexico counties of Rio Arriba and San Juan. The Company is a significant holder of productive leasehold acreage in this area with over 1 million net acres under its control. The Company operates over 6,500 wells in San Juan and holds interests in an additional 3,900 non-operated wells. The Company also operates the Val Verde gathering and processing system, consisting of one of San Juan's largest treating plants and approximately 420 miles of gathering lines with 14 compressor stations.

     In 2000, the Company invested $127 million in oil and gas capital that included investments for over 200 new wells and approximately 600 mechanical workovers. Over 140 of the new wells and 500 of the workovers were Company operated. Net production from the Company's interest in San Juan averaged approximately 845 MMCF of gas per day and 1.4 MBbls of oil per day in 2000.

     Prior to 1998, a majority of the Company's growth in San Juan came from production of coalbed methane gas from the Fruitland Coal formation. Beginning in 1997, as the Fruitland Coal play matured, the Company began placing greater emphasis on increasing production from conventional gas-producing forma-tions such as the Mesaverde, the Pictured Cliffs and the Dakota. The Mesaverde formation, which consists of the Lewis Shale, Cliffhouse, Menefee and Point Lookout sands, is the largest producing conventional formation in San Juan. In 2000, the Company continued its aggressive infill drilling program in San Juan's Mesaverde formation developing an additional 95 BCFE of reserves. In the last 3 years, the Company has added over 400 BCFE in the Mesaverde formation and developed just under one half of these reserves.

     In San Juan's Dakota formation, the Company continued to test new areas for opportunities, principally by deepening proposed Mesaverde wells to the Dakota during 2000. This approach improves the economics of testing the Dakota by reducing the cost as compared to drilling a stand alone well. It also allows strategic testing of geological and petrophysical assumptions across a wide geographic area which maximizes follow-up potential for 2001 and beyond.

     Although the Company's production from the Fruitland Coal formation peaked in 1998, the Company continues to optimize coal gas production through the application of technology. The Company has an ongoing optimization program that consists of recavitating existing wells, adding compression and installing artificial lift, where appropriate, to mitigate production decline. In 2000, net production from the Fruitland Coal averaged 376 MMCF of gas per day from approximately 1,500 wells.

     Development of the conventional horizons and minimizing production decline in the Fruitland Coal continue to be a primary focus for the Company in San Juan. In 2001, the Company will continue to exploit the San Juan reserve base with low-risk, high return development projects while setting up future exploitation opportunities by testing new ideas such as increased density drilling in the Dakota formation, a Pictured Cliffs extension pilot, and drilling Fruitland Coal opportunities outside of the prolific fairway.

  Western Canadian Sedimentary Basin

     In the Western Canadian Sedimentary Basin ("Canadian Sedimentary Basin"), the Company explores for and exploits, and produces oil and gas. The majority of the exploitation efforts are in central Alberta along a 300-mile trend that runs northwest from Calgary. The exploration program is focused within the Foothills/Monkman, Devonian, and Hamburg areas of western Alberta. The Company's Canadian program is pursued through its portfolio of opportunities ranging from frontier exploration in the MacKenzie Delta to exploitation efforts in the Whitecourt and O'Chiese areas.

     In 2000, the Company invested $316 million of oil and gas capital in its Canadian operating areas. Of this amount, approximately 53% was focused on development programs with the remaining 47% devoted to exploration opportunities. Operational activity resulted in drilling over 230 wells and conducting over 80 workovers. Net production averaged 397 MMCF of gas per day and 17 MBbls of oil per day in 2000.

     During 2000, exploitation efforts were primarily concentrated within the Whitecourt/Wolf and O'Chiese areas. These areas have multiple producing horizons ranging in depth from 4,100 feet to 10,500 feet. Net production averaged 207 MMCF of gas per day and 4.5 MBbl of oil per day in 2000. The Company invested $136 million in these areas in 2000.

     Additional exploitation efforts were focused in southeastern Saskatchewan and eastern Alberta. This program consisted of shallow gas infill drilling. Also in this area, the Company is a partner in a tertiary recovery project that currently produces 4.2 MBbl of oil per day net. Total investment in this area for the year 2000 was $51 million. Net production from this area averaged 74 MMCF of gas per day and 10.6 MBbls of oil per day in 2000.

     The Company's higher potential exploration gas plays are located in the Foothills/Monkman and deep Devonian areas. The use of 2-D and 3-D seismic technology has allowed the Company to pursue the deeper Devonian formations. In 2000, the Company invested total capital of $113 million in this area and drilled a total of 17 wells. Net production for this area averaged 89 MMCF of gas per day in 2000.

     The northern gas region, located near Hamburg, is an exploration play that is currently utilizing 3-D seismic technology to maximize returns. In 2000, the Company invested $18 million in this area, drilling six wells at a 67% success rate.

  Beaufort Basin

     The Beaufort Basin, located in the MacKenzie Delta of the Northwest Territories, is the Company's frontier exploration play in Canada. The Company currently controls over 420,000 net acres possessing hydrocarbon potential. In 2000, the Company acquired seismic information and formed a partnership with BP Amoco and Chevron. This group will jointly pursue future exploration with plans to drill an initial exploration well during the 2001/2002 winter drilling season.

  Wind River Basin

     The Madden Field, located in the Wind River Basin ("Wind River"), covers more than 70,000 acres in Freemont and Natrona Counties, Wyoming. Production in this basin occurs from multiple horizons ranging in depth from 5,000 feet to over 25,000 feet. Company gas production is divided between the deep Madison formation, representing 60%, and shallower formations representing 40%. In the deep Madison formation during 2000, the Company completed and delivered the Big Horn #5-6 at rates in excess of 40 MMCF of gas per day, drilled and logged the Big Horn #6-27 wildcat to a total depth of 25,855 feet, and commenced construction of the Lost Cabin Gas Plant Train III. All gas produced from the Madison formation is sour and is currently processed at Lost Cabin Gas Plant Trains I and II which have a combined inlet capacity of 130 MMCF of gas per day. Construction of Lost Cabin Gas Plant Train III should be complete by the third quarter of 2002, adding 180 MMCF of gas per day of inlet capacity. Total Lost Cabin Gas Plant inlet capacity will then be 310 MMCF of gas per day. The Company owns a 49 percent working interest in the plant.

     In Wind River, the Company invested $30 million on over 40 drilling and workover projects in the deep Madison and shallower formations. The Company also invested $51 million on plant construction in 2000. Net production for Wind River averaged 82 MMCF of gas per day in 2000.

     The Company is a partner in the recently constructed and commissioned Lost Creek Pipeline, a 124 mile, 24-inch gathering pipeline in the Wind River. This project has mitigated gas transportation issues related to pipeline capacity constraints and is currently flowing about 90 MMCF of gas per day out of the Madden Field area to major interstate pipelines near Wamsutter, Wyoming.

  Williston Basin

     The Williston Basin ("Williston") encompasses approximately 225,000 square miles and has multiple producing horizons. The Company controls over 3.6 million acres in Williston through both mineral and leasehold interests. Net production for Williston averaged 16 MBbls of oil per day in 2000. Activities in Williston have been focused on the Cedar Creek Anticline, particularly on the operated East Lookout Butte Unit and Cedar Hills Field. Production from the Cedar Creek Anticline was 9.7 MBbls of oil per day. The Company completed horizontal waterflood development during 2000 at the East Lookout Butte Unit. The Company should initiate similar waterflood development in 2001 at the Cedar Hills Field. In 2000, the Company invested $13 million on drilling and workover projects in Williston.

  Anadarko Basin

     The Anadarko Basin ("Anadarko") encompasses over 30,000 square miles and contains some of the deepest producing formations in the world. The Company produces from multiple horizons in Anadarko. Anadarko horizons range in depth from less than 1,000 feet to over 26,000 feet. The Company controls over 250,000 net acres principally located in western Oklahoma. Net production for Anadarko averaged 107 MMCF of gas per day in 2000. The Company invested $13 million in 2000 in Anadarko.

  Permian Basin

     In 2000, in the Permian Basin ("Permian"), operations were focused primarily on the Waddell Ranch. Net production for the Company in Permian averaged 64 MMCF of gas per day and 9.1 MBbls of oil per day in 2000. The Company controls 40,000 net acres at this property, providing oil and gas from multiple formations. The Company spent $19 million in Permian in 2000. Additionally, the Company traded Permian properties with reserves of 39 BCFE for Anadarko properties with reserves of 45 BCFE. The Company's gas production increased by 2 MMCF per day and oil production decreased by 1.4 MBbls per day as a result of the trade. The Anadarko properties provide an excellent fit to the existing core Anadarko properties.

  Onshore Gulf Coast

     The Onshore Gulf Coast covers plays in south Louisiana and south and east Texas, with a net acreage position of more than 870,000 acres including 660,000 acres of mineral fee lands in south Louisiana where the Company owns the mineral rights and surface lands. Net production from these plays in 2000 averaged over 150 MMCF of gas per day and 8 MBbls of oil per day.

     The focus for south Louisiana centers on exploiting lower risk opportunities in and around core assets while exploring select higher risk, higher reward opportunities. In south Louisiana, the Company spent $39 million of oil and gas capital to participate in a total of 43 projects in 2000. Successful exploitation activities included continued development of the 1998 Lafitte Field discovery in Jefferson parish. During 2000, four wells were drilled in the Lafitte Field, increasing net production to 12 MMCF of gas per day and 1.4 MBbls of oil per day. Development operations also continued at the Pass Des Illettes Field and the non-operated Calliou Island Field.

     In south and east Texas, the focus in 2000 was growing key assets through exploitation while exploring high risk, high reward opportunities. The Company invested $38 million of oil and gas capital on 15 projects. Key projects are ongoing at the Armstrong Ranch in Jim Hogg County where, over the past two years, the Company has drilled a total of nine wells and increased net production to 27 MMCF of gas per day. This play is still expanding with at least two additional wells to be drilled in 2001.

  Gulf of Mexico Shelf Trend

     The Gulf of Mexico Shelf Trend ("Shelf") encompasses plays in the shallow waters of the Gulf of Mexico at water depths of less than 1,000 feet. The Company owns over 460,000 net leasehold acres in the trend. Oil and gas capital funding for the Shelf has been reduced from annual levels of over $200 million in 1998 to levels below $50 million in 1999 and 2000. This reduced level of funding has resulted in a rapid decline in production. Net production averaged over 150 MMCF of gas per day and 6.3 MBbls of oil per day in 2000.

     Activity in 2000 was focused on low risk, high return development projects at South Timbalier 190/203, Vermillion 84 and Green Canyon 18. During 2000, the Company participated in a total of 60 projects. The Company also reduced its operating cost through a property management agreement completed with a third party contractor to manage daily production operations for the Company-operated properties on the Shelf.

  Deepwater Gulf of Mexico

     Deepwater Gulf of Mexico ("Deepwater") remains a key high potential, high risk exploration area for the Company. The Company's exploration strategy for Deepwater focuses on exploring the opportunities identified on Company-owned leases, supplemented by key third party generated prospects. The Company owns 275,000 net acres in the deepwater provinces of the Gulf of Mexico. Production for 2000 was from the non-operated Pluto project that was completed in late 1999. Net production averaged 22 MMCF of gas per day and 4.6 MBbls of oil per day in 2000. The Company invested $62 million in Deepwater in 2000.

BURLINGTON RESOURCES INTERNATIONAL

     International operations are a combination of exploration projects and large field development operations. Key focus areas of operations are in the Northwest European Shelf, North Africa, Latin America, the Far East and West Africa. In 2000, oil and gas capital expenditures for International operations totaled $179 million and consisted of $70 million for exploration, $80 million for development projects and $29 million related to proved reserve acquisitions. BR International's production in 2000 represented seven percent of the Company's total or 122 MMCF of gas per day and 9.6 MBbls of oil per day. At December 31, 2000, International's proved reserves totaled 1.2 TCFE and represented 12 percent of the Company's total.

  Northwest European Shelf

     Development operations are currently focused in the Northwest European Shelf, which provides the majority of production outside of North America and includes assets in the East Irish Sea and the United Kingdom ("U.K.") and Dutch sectors of the North Sea.

     The East Irish Sea assets became part of the portfolio in 1997 with the acquisition of ten licenses covering 267,000 acres. The Company has a 90 percent working interest in seven operated gas fields. First production from the two sweet gas fields at Dalton and east Millom occurred in the third quarter of 1999. The second phase, development of the sweet gas at west Millom, began in 2000 and, at year end, two of five planned wells had been completed and were producing. Development options for five additional sour gas fields in the area are under evaluation at this time.

     The Company's remaining Northwest European Shelf operations consist of non-operated production from the Brae and T-Block complexes in the U.K. sector of the North Sea and from the CLAM joint venture in the Dutch sector of the North Sea.

  North Africa

     The Company's North African operations are concentrated in Algeria and offshore Egypt. Development operations are underway primarily in Algeria with first production in Algeria expected in 2002. The Company invested $45 million in Algeria in 2000.

     In the Berkine Basin in Algeria on the Menzel Lejmat Block 405, the Company is the operator and holds a 65 percent working interest. A total of 25 wells have been drilled, eight of which were wildcat exploration wells. The Company has made at least five separate field discoveries on the block -- MLN, MLC, MLNW, MLW and MLSE, and has a portion of the giant Ourhoud Field in the northeast portion of the block. Ourhoud is currently under development by Sonatrach, the Algerian national oil company.

     During 2000, the Company moved into a new phase of operations with governmental approval of the first phase of development at the MLN Field and the granting of an Exploitation License Agreement ("ELA"). In 2001, development will be fully underway at MLN. Additional ELA's will be filed on the remaining discoveries in the future.

  Latin America

     Building on existing assets and extracting value from ongoing operations were the focus for Company assets in Latin America during 2000. Ongoing exploration and production activities in 2000 included work in Peru, Ecuador, Colombia, Venezuela and Suriname. The Company's continued focus in Latin America has provided the opportunity to leverage off of its growing knowledge and resource base in the sub-Andean plays.

     Net production from the Casanare Association contract in Colombia continues to provide a steady production rate of 1.6 MBbls of oil per day for the Company. The Company participated in drilling two development wells in this area in 2000 with four additional development wells to be drilled in 2001. In Peru, exploration efforts on Block 32 are continuing toward the commencement of drilling the Guineayacu 1-X well. The Company holds a 58% interest in the block. Also in Peru, the Company has farmed into Block 87 for an 85% interest where a 200 kilometer ("km") 2-D seismic program is planned to begin in 2001.

     In Venezuela, the Company and its joint venture partners agreed to minimize additional capital exposure in the Delta Centro Association Agreement through early termination and payment of its approximately $9 million obligation under the agreement. The Company held a 35% interest and operatorship of the block.

  Far East

     The Company's focus in the Far East is to grow selected basins into core producing areas. The Company is targeting oil exploration and acquisition opportunities in offshore China to add to its existing leasehold position.

     In 2000, the Company signed an agreement for a 100% working interest on exploration Block C/A 16/21 (2,241 square km) in the Pearl River Mouth Basin of the South China Sea. Exploration 3-D seismic covering

897 square km was acquired in 1999. The exploration block is on trend with existing production. One exploration well is planned for 2001. During 2000, the Company opened a field office in Shekou, China.

     The Company acquired two additional licenses in the Pearl River Mouth Basin of the South China Sea. Block 15/34 is a 50 percent owned non-operated block with discovered fields, Bootes and Ursa. Block 26/06 is a Company-operated exploration block with a 50 percent working interest. These assets were acquired for $29 million and contain proved reserves of 15 MMBbls of oil.

  West Africa

     In West Africa, the Company is seeking to build its exploration inventory and geological knowledge base by participating, as a non-operator, in high potential exploration projects with experienced operators in West Africa. In order to expose the Company to shorter cycle times, blocks and licenses that are mature in the exploration phase are being targeted.

     In 2000, the Company entered into an agreement with AGIP Gabon S.A. to earn a 25% interest in the M'Polo, Chaillu and Meboun exploration and production sharing contracts. The three contiguous AGIP-operated blocks cover 5.3 million acres in offshore Gabon. Eighteen thousand km of 2-D seismic have been shot over the blocks and the partnership is currently evaluating a 3,100 square km 3-D seismic survey shot in early 2000. The production sharing contracts require a total of six wells to be drilled by mid-year 2003; two of those wells are planned to be drilled in the second half of 2001.

RESERVES

     The following table sets forth estimates by the Company's petroleum engineers of proved oil and gas reserves at December 31, 2000. These reserves have been reduced for royalty interests owned by others.

                                                                      DECEMBER 31, 2000
                                                           ----------------------------------------
                                                            PROVED        PROVED       TOTAL PROVED
                                                           DEVELOPED    UNDEVELOPED      RESERVES
                                                           ---------    -----------    ------------
NORTH AMERICA
  USA
     Gas (BCF)...........................................     4,779         1,201          5,980
     Oil (MMBbls)........................................     169.7          34.5          204.2
          Total USA (BCFE)...............................     5,797         1,408          7,205
  Canada
     Gas (BCF)...........................................     1,180           282          1,462
     Oil (MMBbls)........................................      54.8          18.4           73.2
          Total Canada (BCFE)............................     1,509           392          1,901
INTERNATIONAL
     Gas (BCF)...........................................       274           521            795
     Oil (MMBbls)........................................      10.4          59.6           70.0
          Total International (BCFE).....................       336           879          1,215
WORLDWIDE
     Gas (BCF)...........................................     6,233         2,004          8,237
     Oil (MMBbls)........................................     234.9         112.5          347.4
          Total Worldwide (BCFE).........................     7,642         2,679         10,321

     For further information on reserves, including information on future net cash flows and the standardized measure of discounted future net cash flows, see "Supplementary Financial Information -- Supplemental Oil and Gas Disclosures."

CAPITAL EXPENDITURES

     Following are the Company's capital expenditures.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------    ----    ------
                                                                    ($ MILLIONS)
NORTH AMERICA
  USA
     Oil and Gas Activities.................................  $  412    $488    $  921
     Plants & Pipelines.....................................      56      14        60
     Administration.........................................      19      38        45
                                                              ------    ----    ------
          Total USA.........................................     487     540     1,026
                                                              ------    ----    ------
  Canada
     Oil and Gas Activities.................................     316     291       671
     Plants & Pipelines.....................................      20       4         1
     Administration.........................................       4       4         2
                                                              ------    ----    ------
          Total Canada......................................     340     299       674
                                                              ------    ----    ------
INTERNATIONAL
     Oil and Gas Activities.................................     179     148       136
     Administration.........................................       6       2         3
                                                              ------    ----    ------
          Total International...............................     185     150       139
                                                              ------    ----    ------
WORLDWIDE
     Oil and Gas Activities.................................     907     927     1,728
     Plants & Pipelines.....................................      76      18        61
     Administration.........................................      29      44        50
                                                              ------    ----    ------
          Total Worldwide...................................  $1,012    $989    $1,839
                                                              ======    ====    ======

     Capital expenditures for oil and gas activities in 2000 of $907 million include 57 percent for development, 37 percent for exploration and 6 percent for proved property acquisitions. Included in capital expenditures for oil and gas activities are exploration costs expensed under the successful efforts method of accounting.

NET WELLS DRILLED

     Drilling activity in 2000 was principally in the Western Canadian Sedimentary, San Juan, Gulf Coast, Permian, Anadarko and Williston Basins. The following table sets forth the Company's net productive and dry wells.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
NORTH AMERICA
  USA
     Productive
       Exploratory..........................................    1.2      9.3     16.3
       Development..........................................  159.6    183.1    297.7
     Dry
       Exploratory..........................................    3.9      9.4     27.5
       Development..........................................    5.2      4.4     12.5
                                                              -----    -----    -----
          Total Net Wells -- USA............................  169.9    206.2    354.0
                                                              -----    -----    -----
  Canada
     Productive
       Exploratory..........................................   56.5     67.4     71.2
       Development..........................................   73.4     30.6     72.2
     Dry
       Exploratory..........................................   44.1      3.6      7.3
       Development..........................................   17.0      4.2      8.4
                                                              -----    -----    -----
          Total Net Wells -- Canada.........................  191.0    105.8    159.1
                                                              -----    -----    -----
  INTERNATIONAL
     Productive
       Exploratory..........................................    3.2      2.1      3.5
       Development..........................................    2.4      3.2      1.8
     Dry
       Exploratory..........................................    2.1      2.0      2.0
       Development..........................................     .1       --       --
                                                              -----    -----    -----
          Total Net Wells -- International..................    7.8      7.3      7.3
                                                              -----    -----    -----
  WORLDWIDE
     Productive
       Exploratory..........................................   60.9     78.8     91.0
       Development..........................................  235.4    216.9    371.7
     Dry
       Exploratory..........................................   50.1     15.0     36.8
       Development..........................................   22.3      8.6     20.9
                                                              -----    -----    -----
          Total Net Wells -- Worldwide......................  368.7    319.3    520.4
                                                              =====    =====    =====

     As of December 31, 2000, 34 gross wells, representing approximately 23 net wells, were being drilled.

PRODUCTIVE WELLS

     Working interests in productive wells at December 31, 2000 follow.

                                                                GROSS      NET
                                                                ------    -----
NORTH AMERICA
  USA
     Oil....................................................     5,432    2,917
     Gas....................................................    11,223    6,684
  Canada
     Oil....................................................     1,977    1,406
     Gas....................................................     2,899    2,037
INTERNATIONAL
     Oil....................................................       140       24
     Gas....................................................       100       12
WORLDWIDE
     Oil....................................................     7,549    4,347
     Gas....................................................    14,222    8,733

ACREAGE

     Working interests in developed and undeveloped acreage at December 31, 2000 follow.

                                                                  GROSS          NET
                                                                ----------    ----------
NORTH AMERICA
  USA
     Developed Acres........................................     5,534,021     2,989,904
     Undeveloped Acres......................................    10,981,058     8,856,187
  Canada
     Developed Acres........................................     1,778,434     1,140,539
     Undeveloped Acres......................................     4,247,108     2,427,922
INTERNATIONAL
     Developed Acres........................................       155,357        26,520
     Undeveloped Acres......................................    39,078,842    17,028,302
WORLDWIDE
     Developed Acres........................................     7,467,812     4,156,963
     Undeveloped Acres......................................    54,307,008    28,312,411

OIL AND GAS PRODUCTION AND PRICES

     The Company's average daily production represents its net ownership and includes royalty interests and net profit interests owned by the Company. The Company's average natural gas price includes amounts from sale of NGLs, less the actual costs incurred to gather, treat and process the hydrocarbons. Following are the Company's production and prices.

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
NORTH AMERICA
  USA
     Production
       Gas (MMCF per day)...................................   1,441     1,487     1,580
       Oil (MBbls per day)..................................    51.6      57.3      66.2
     Average Sales Price
       Gas (per MCF)........................................  $ 3.25    $ 2.49    $ 2.19
       Oil (per Bbl)........................................  $24.18    $16.70    $13.34
  Canada
     Production
       Gas (MMCF per day)...................................     397       429       430
       Oil (MBbls per day)..................................    17.0      19.4      21.8
     Average Sales Price
       Gas (per MCF)........................................  $ 3.96    $ 1.76    $ 2.12
       Oil (per Bbl)........................................  $27.80    $18.36    $12.44
INTERNATIONAL
     Production
       Gas (MMCF per day)...................................     122        88        67
       Oil (MBbls per day)..................................     9.6      13.2      16.5
     Average Sales Price
       Gas (per MCF)........................................  $ 2.16    $ 1.93    $ 2.56
       Oil (per Bbl)........................................  $27.73    $17.00    $13.16
WORLDWIDE
     Production
       Gas (MMCF per day)...................................   1,960     2,004     2,077
       Oil (MBbls per day)..................................    78.2      89.9     104.5
     Average Sales Price
       Gas (per MCF)........................................  $ 3.32    $ 2.33    $ 2.19
       Oil (per Bbl)........................................  $25.40    $17.12    $13.13

PRODUCTION UNIT COSTS

     Following are the Company's production unit costs. Production costs consist of production taxes and well operating costs.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000     1999      1998
                                                              -----    -----    ------
                                                                     (PER MCFE)
NORTH AMERICA
  USA
     Average Production Costs...............................  $.58     $.52     $ .48
     DD&A Rates.............................................   .76      .65       .59
  Canada
     Average Production Costs...............................   .67      .51       .44
     DD&A Rates.............................................   .65      .54       .77
INTERNATIONAL
     Average Production Costs...............................   .31      .54       .71
     DD&A Rates.............................................   .82      .88      1.06
WORLDWIDE
     Average Production Costs...............................   .58      .52       .48
     DD&A Rates.............................................  $.74     $.64     $.66]

     For additional financial information about segments and geographic areas, see Note 12 of Notes to Consolidated Financial Statements.

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

     Regulation of Oil and Gas Production, Sales and Transportation. The oil and gas industry is subject to regulation by numerous national, state and local governmental agencies and departments throughout the world. Compliance with these regulations is often difficult and costly and noncompliance could result in substantial penalties and risks. Most jurisdictions in which the Company operates also have statutes, rules, regulations or guidelines governing the conservation of natural resources, including the unitization or pooling of oil and gas properties and the establishment of maximum rates of production from oil and gas wells. Some jurisdictions also require the filing of drilling and operating permits, bonds and reports. The failure to comply with these statutes, rules and regulations could result in the imposition of fines and penalties and the suspension or cessation of operations in affected areas.

     The Company operates various gathering systems. The United States Department of Transportation and certain governmental agencies regulate the safety and operating aspects of the transportation and storage activities of these facilities by prescribing standards.

     The Federal Energy Regulation Commission ("FERC") has implemented policies, subject to court review, allowing interstate pipeline companies to negotiate their rates with individual shippers. The FERC is also considering allowing the interstate pipeline companies to negotiate tariffed terms and conditions of service. The Company will monitor the effects of these programs on its marketing efforts but does not expect that these actions will have a material adverse effect on the consolidated financial position or results of operations of the Company. All of the Company's sales of its domestic gas are currently deregulated, although FERC may elect in the future to regulate certain sales.

     Environmental Regulation. Various federal, state and local laws and regulations relating to the protection of the environment, including the discharge of materials into the environment, may affect the

Company's domestic exploration, development and production operations and the costs of those operations. In addition, certain of the Company's international operations are subject to environmental regulations administered by foreign governments, including political subdivisions thereof, or by international organizations. These domestic and international laws and regulations, among other things, govern the amounts and types of substances that may be released into the environment, the issuance of permits to conduct exploration, drilling and production operations, the discharge and disposition of generated waste materials, the reclamation and abandonment of wells, sites and facilities and the remediation of contaminated sites. These laws and regulations may impose substantial liabilities for noncompliance and for any contamination resulting from the Company's operations and may require the suspension or cessation of operations in affected areas. Environmental requirements have a substantial impact on the oil and gas industry, and on the costs of doing business.

     The Company is committed to the protection of the environment throughout its operations and believes that it is in substantial compliance with applicable environmental laws and regulations. The Company believes that environmental stewardship is an important part of its daily business and will continue to make expenditures on a regular basis relating to environmental compliance. The Company also maintains insurance coverage for some environmental risks, although it is not fully insured against all such risks. The Company does not anticipate that it will be required under current environmental laws and regulations to expend amounts that will have a material adverse effect on the consolidated financial position or results of operations of the Company. However, because regulatory requirements frequently change and may become more stringent, there can be no assurance that future laws and regulations will not have a material adverse effect on the Company's operations or financial condition.

     Filings of Reserve Estimates With Other Agencies. During 2000, the Company filed estimates of oil and gas reserves for the year 1999 with the Department of Energy. These estimates differ by 5 percent or less from the reserve data presented. For information concerning proved oil and gas reserves, see page 47.

EMPLOYEES

     The Company had 1,783 and 1,997 employees at December 31, 2000 and 1999, respectively. Currently, the Company has no union employees.

                                   ITEM THREE

LEGAL PROCEEDINGS

     The Company and numerous other oil and gas companies have been named as defendants in various lawsuits alleging violations of the civil False Claims Act. These lawsuits have been consolidated by the United States Judicial Panel on Multidistrict Litigation for pre-trial proceedings in the matter of In re Natural Gas Royalties Qui Tam Litigation, MDL-1293, United States District Court for the District of Wyoming ("MDL-1293"). The plaintiffs contend that defendants underpaid royalties on natural gas and NGLs produced on federal and Indian lands through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. Plaintiffs allege that the royalties paid by defendants were lower than the royalties required to be paid under federal regulations and that the forms filed by defendants with the Minerals Management Service ("MMS") reporting these royalty payments were false, thereby violating the civil False Claims Act. The United States has intervened in certain of the MDL-1293 cases as to some of the defendants, including the Company.

     Various administrative proceedings are also pending before the MMS of the United States Department of the Interior with respect to the valuation of oil and gas produced by the Company on federal and Indian lands. In general, these proceedings stem from regular MMS audits of the Company's royalty payments over various periods of time and involve the interpretation of the relevant federal regulations.

     Based on the Company's present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, in the event that the Company is found to have violated the civil

False Claims Act, the Company could be subject to monetary damages and a variety of sanctions, including double damages, substantial monetary fines, civil penalties and a temporary suspension from entering into future federal mineral leases and other federal contracts for a defined period of time. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

     The Company and numerous other oil and gas companies have also been named as defendants in a lawsuit styled as United States of America ex rel. J. Benjamin Johnson, Jr., et al. v. Shell Oil Company, et al. in the United States District Court for the Eastern District of Texas alleging violations of the civil False Claims Act with respect to the valuation of oil. This suit alleges that the Company underpaid royalties for crude oil produced on federal and Indian lands. The Company has entered into an agreement to pay $8.5 million, plus attorneys fees, in settlement of all claims against it. The District Court has entered an order approving the settlement and dismissing the case against the Company.

     The Company has also been named as a defendant in the lawsuit styled UNOCAL Netherlands B.V., et al v. Continental Netherlands Oil Company B.V., et al, No. 98-854, in the Court of Appeal in The Hague in the Netherlands. Plaintiffs, who are working interest owners in the Q1 Block in the North Sea, have alleged that the Company and other former working interest owners in the adjacent Logger Field in the L16a Block unlawfully trespassed or were otherwise unjustly enriched by producing part of the oil from the adjoining Q1 Block. The plaintiffs claim that the defendants infringed upon plaintiffs' right to produce the minerals present in its license area and acted in violation of generally accepted standards by failing to inform plaintiffs of the overlap of the Logger Field into the Q-1 Block. For all relevant periods, the Company owned a 37.5% working interest in the Logger Field. Following a trial, the District Court in The Hague rendered a Judgment in favor of the defendants, including the Company, dismissing all claims. Plaintiffs thereafter appealed. On October 19, 2000, the Court of Appeal in The Hague issued an interim Judgment in favor of the plaintiffs and ordered that additional evidence be presented to the court relating to issues of both liability and damages. The Company and the other defendants are continuing to vigorously assert defenses against these claims. The Company has also asserted claims of indemnity against two of the defendants from whom it had acquired a portion of its working interest share. The Company is unable at this time to reasonably predict the outcome, or, in the event of an unfavorable outcome, to reasonably estimate the possible loss or range of loss, if any, in this lawsuit.

     In addition to the foregoing, the Company and its subsidiaries are named defendants in numerous other lawsuits and named parties in numerous governmental and other proceedings arising in the ordinary course of business. While the outcome of these other lawsuits and proceedings cannot be predicted with certainty, management believes these other matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

                                   ITEM FOUR

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

                                   ITEM FIVE

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, par value $.01 per share ("Common Stock") is traded on the New York Stock Exchange under the symbol "BR." The exchangeable shares, issued by the Company's subsidiary, Burlington Resources Canada Inc., in connection with the November 1999 acquisition of Poco Petroleums Ltd., are traded on The Toronto Stock Exchange in Canada under the symbol "BRX." At December 31, 2000, the number of holders of Common Stock was 17,856 and the number of holders of the exchangeable shares was 113. Information on Common Stock prices and quarterly dividends is shown on page 49.

                                    ITEM SIX

SELECTED FINANCIAL DATA

     The selected financial data for the Company set forth below for the five years ended December 31, 2000 should be read in conjunction with the consolidated financial statements. The financial data include the effect of the implementation of Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10"). See Other Matters on page 19.

                                                     2000     1999     1998     1997     1996
                                                    ------   ------   ------   ------   ------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
  Revenues........................................  $3,147   $2,313   $2,225   $2,575   $2,647
  Operating Income (Loss).........................   1,191      200     (439)     605      643
  Net Income (Loss)...............................     675      (10)    (338)     352      354
  Basic Earnings (Loss) per Common Share..........    3.13     (.05)   (1.60)    1.69     1.72
  Diluted Earnings (Loss) per Common Share........    3.12     (.05)   (1.60)    1.67     1.70
  Cash Dividends Declared per Common Share........  $  .55   $  .46   $  .46   $  .39   $  .37
BALANCE SHEET DATA
  Total Assets....................................  $7,506   $7,165   $7,060   $7,164   $6,790
  Long-term Debt..................................   2,301    2,769    2,684    2,317    2,223
  Stockholders' Equity............................  $3,750   $3,229   $3,312   $3,561   $3,331
  Common Shares Outstanding.......................     216      216      216      209      209

                            ITEMS SEVEN AND SEVEN A

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL CONDITION AND LIQUIDITY

     The total debt to total capital ratio at December 31, 2000 and December 31, 1999 was 38 percent and 47 percent, respectively. During 2000, the Company repaid $183 million of fixed-rate debt and $381 million of bank-funded floating rate debt. The Company also had net commercial paper issuances of $70 million during 2000. Commercial paper outstanding at December 31, 2000 was $327 million. In December 2000, the Company's Board of Directors authorized the Company to expend up to $500 million to redeem or repurchase long-term debt securities of the Company.

     The Company had unused credit commitments in the form of revolving credit facilities ("revolvers") as of December 31, 2000. These revolvers are available to cover debt due within one year, therefore, commercial paper, credit facility notes and fixed-rate debt due within one year are classified as long-term debt. The revolvers are comprised of agreements for $600 million, $400 million and $332 million. The $600 million revolver expires in February 2003 and the $400 million and $332 million revolvers expire in March 2001 unless renewed by mutual consent. The Company has the option to convert the outstanding balances on the $400 million and $332 million revolvers to one year term notes at expiration of the agreements. In addition, the Company has a $1 billion shelf registration statement on file with the Securities and Exchange Commission.

     On February 12, 2001, the Company issued $400 million of fixed-rate debt with an interest rate of 6.68 percent due February 2011. This issuance reduces the Company's amount available under its shelf registration statement to $600 million. The net proceeds are expected to be used by a Canadian subsidiary for general corporate purposes, including the repayment of commercial paper and a pending property acquisition.

     In July 1998, the Company's Board of Directors approved the repurchase of two million shares of its Common Stock. During the first six months of 2000, the Company completed the 1998 program by repurchasing 1,315,000 shares of its Common Stock for $39 million. In May 2000, the Company's Board of Directors approved the repurchase of two million additional shares of its Common Stock. In 2000, the Company repurchased two million shares of its Common Stock under this authorization for $77 million. In December 2000, the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's Common Stock. During December 2000, the Company repurchased 190,000 shares of its Common Stock for $9 million under its latest authorization. In aggregate, during 2000, the Company repurchased 3,505,000 shares of its Common Stock for $125 million.

     Net cash provided by operating activities in 2000 was $1,598 million compared to $1,102 million in 1999. The increase was primarily due to higher operating income partially offset by working capital and other changes. Operating income was higher principally as a result of higher commodity prices.

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

CAPITAL EXPENDITURES AND RESOURCES

     Capital expenditures for 2000 totaled $1,012 million compared to $989 million and $1,839 million in 1999 and 1998, respectively. The Company invested $858 million on internal development and exploration of oil and gas properties during 2000 compared to $792 million and $1,291 million in 1999 and 1998, respectively. The Company invested $49 million for property acquisitions in 2000 compared to $135 million and $437 million in 1999 and 1998, respectively.

MARKETING

  North America

     The Company's marketing strategy is to maximize the value of its production by developing marketing flexibility from the wellhead to its ultimate sale. The Company's natural gas production is gathered, processed, exchanged and transported utilizing various firm and interruptible contracts and routes to access higher value market hubs. The Company's customers include local distribution companies, electric utilities, industrial users and marketers. The Company maintains the capacity to ensure its production can be marketed either at the wellhead or downstream at market sensitive prices.

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

     The Company utilizes over-the-counter price and basis swaps as well as options to hedge its production in order to decrease its price risk exposure. The gains and losses realized as a result of these price and basis derivative transactions are substantially offset when the hedged commodity is delivered. In order to accommodate the needs of its customers, the Company also uses price swaps to convert natural gas sold under fixed price contracts to market sensitive prices.

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company's derivative instruments. At December 31, 2000, the potential decrease in fair value of derivative instruments assuming a 10 percent adverse movement (an increase in the underlying commodities prices) would result in a $72 million increase in the net unrealized amount.

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

FOREIGN CURRENCY RISK

     The Company's reported cash flows related to Canadian operations is based on cash flows measured in Canadian dollars converted to the U.S. dollar equivalent based on the average of the Canadian and U.S. dollar exchange rates for the period reported. The Company's Canadian subsidiary has financial obligations that are denominated in U.S. dollars. A decrease in value of 10 percent in Canadian dollars relative to the U.S. dollar from the year-end exchange rate would result in a foreign currency loss of $17 million based on December 31, 2000 amounts.

DIVIDENDS

     On January 17, 2001, the Board of Directors declared a common stock quarterly cash dividend of $.1375 per share, payable April 2, 2001 to shareholders of record on March 9, 2001. Dividend levels are determined by the Board of Directors based on profitability, capital expenditures, financing and other factors. The Company declared cash dividends on Common Stock totaling approximately $119 million during 2000.

RESULTS OF OPERATIONS

  Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

     The Company reported net income of $675 million or $3.12 diluted earnings per common share in 2000 compared to a net loss of $10 million or $.05 diluted loss per common share in 1999. The 1999 results included a non-cash after tax charge of $140 million or $.65 per share related to the impairment of oil and gas properties. The Company evaluates the impairment of its oil and gas properties on a field-by-field basis whenever events or changes in circumstances indicate an asset's carrying amount may not be recoverable. Unamortized capital costs are reduced to fair value if the sum of the expected undiscounted future cash flows is less than the asset's net book value. Cash flows are determined based upon proved reserves using prices and costs consistent with those used for internal decision making. In the fourth quarter of 1999, the Company determined there would be performance related downward reserve adjustments associated with certain properties located on the Gulf of Mexico Shelf and in the Permian Basin. As a result, the Company recognized a pretax impairment charge of $225 million ($140 million after tax) related to those properties. The Company also recognized a $26 million after tax charge or $.12 per share related to severance and transaction costs associated with the acquisition of Poco Petroleums Ltd. ("Acquisition").

     Revenues were $3,147 million in 2000 compared to $2,313 million in 1999. Average gas prices, including the $.40 loss per MCF related to hedging activities, increased 42 percent to $3.32 per MCF and average oil prices, including the $2.46 loss per barrel related to hedging activities, increased 48 percent to $25.40 per barrel in 2000 resulting in increased revenues of $713 million and $237 million, respectively. Oil sales volumes decreased 13 percent in 2000 to 78.2 MBbls per day and gas sales volumes decreased two percent to 1,960 MMCF per day which decreased revenues $72 million and $33 million, respectively. Oil sales volumes decreased primarily due to natural production declines in the Gulf Coast area.

     Costs and Expenses were $1,956 million in 2000 compared to $2,113 million in 1999. Costs and expenses in 1999 included a $225 million charge related to the impairment of oil and gas properties and also a charge of $37 million related to severance and transaction costs associated with the Acquisition. Excluding the $262 million of charges in 1999, costs and expenses in 2000 increased $105 million compared to 1999. The increase was primarily due to a $73 million increase in DD&A, a $27 million increase in production taxes and a $11 million increase in exploration costs partially offset by a $8 million decrease in transportation expenses. DD&A increased primarily due to a higher unit rate resulting from a change in production mix. Production taxes increased primarily due to higher oil and gas revenues. Exploration costs increased primarily due to higher lease impairment expense of $19 million and higher exploratory dry hole costs of $7 million, partially offset by lower geological and geophysical ("G&G") expense of $15 million. Transportation expenses decreased due to lower Canadian production.

     Interest Expense was $197 million in 2000 compared to $211 million in 1999. The decrease was primarily due to lower outstanding fixed-rate debt partially offset by higher commercial paper borrowings during 2000.

     Other Expense (Income) -- Net was an expense of $27 million in 2000 compared to expense of $2 million in 1999. This increase is primarily due to changes in foreign currency exchange rates and other miscellaneous expenses partially offset by interest income related to the settlement of a windfall profits tax matter.

     Income taxes were an expense of $292 million in 2000 as compared to a benefit of $3 million in 1999. The increase in tax expense was primarily due to higher pretax income resulting in higher income taxes of $342 million, higher state taxes of $21 million, and higher foreign taxes in excess of the U.S. statutory rate of $35 million partially offset by tax benefits resulting from
Section 29 tax credits of $50 million and an adjustment of prior period tax accruals of $45 million.

  Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

     The Company reported a net loss of $10 million or $.05 diluted loss per common share in 1999 compared to a net loss of $338 million or $1.60 diluted loss per common share in 1998. The 1999 and 1998 results included non-cash after tax charges of $140 million or $.65 per share and $390 million or $1.85 per share, respectively, related to the impairment of oil and gas properties. The Company evaluates the impairment of its oil and gas properties on a field-by-field basis whenever events or changes in circumstances indicate an asset's carrying amount may not be recoverable. Unamortized capital costs are reduced to fair value if the sum of the expected undiscounted future cash flows is less than the asset's net book value. Cash flows are determined based upon proved reserves using prices and costs consistent with those used for internal decision making. In the fourth quarter of 1999, the Company determined there would be performance related downward reserve adjustments associated with certain properties located on the Gulf of Mexico Shelf and in the Permian Basin. As a result, the Company recognized a pretax impairment charge of $225 million ($140 million after tax) related to those properties. In the fourth quarter of 1998, the market experienced a weakness in commodity prices. The Company subjected all properties to impairment testing and subsequently recognized a pretax impairment charge related to certain Canadian properties of $706 million ($390 million after tax). The 1999 results also included a $26 million after tax charge or $.12 per share related to severance and transaction costs associated with the Acquisition.

     Revenues were $2,313 million in 1999 compared to $2,225 million in 1998. Average oil prices, including the $.19 loss per barrel related to hedging activities, increased 30 percent to $17.12 per barrel in 1999 and average gas prices, including the $.05 gain per MCF related to hedging activities, increased 6 percent to $2.33 per MCF which increased revenues $131 million and $102 million, respectively. Oil sales volumes decreased 14 percent in 1999 to 89.9 MBbls per day and gas sales volumes decreased 4 percent to 2,004 MMCF per day which decreased revenues $70 million and $58 million, respectively. Oil sales volumes decreased primarily due to natural production declines in the Gulf Coast, Mid-Continent and North Sea areas.

     Costs and Expenses were $2,113 million in 1999 compared to $2,664 million in 1998. Costs and expenses in 1999 and 1998 included a $225 million and a $706 million charge, respectively, related to the impairment of oil and gas properties. Costs and expenses in 1999 also included a charge of $37 million related to severance and transaction costs associated with the Acquisition. Excluding the $262 million of charges in 1999 and the $706 million charge in 1998, costs and expenses in 1999 decreased $107 million compared to 1998. The decrease was primarily due to a $111 million decrease in exploration costs and a $48 million decrease in DD&A partially offset by a $29 million increase in transportation expenses and a $20 million increase in production taxes. Exploration costs decreased primarily due to lower exploratory spending resulting in lower G&G expenses of $58 million and lower exploratory dry hole expense of $69 million partially offset by higher impairment expense of $13 million. DD&A decreased due to lower production volumes and a lower unit rate resulting in reduced expenses of $38 million and $16 million, respectively, partially offset by higher fixed-rate expense of $6 million. Transportation expenses increased primarily due to tariff increases and production taxes were higher primarily due to higher oil and gas revenues.

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

     Income taxes were a benefit of $3 million or a rate of 22 percent in 1999 compared to a benefit of $286 million or a rate of 46 percent in 1998. The decreased tax benefit in 1999 compared to 1998 was primarily the result of substantially higher pretax income and higher taxes on foreign income in excess of U.S. statutory rates partially offset by adjustments of prior years' tax accruals of approximately $11 million.

OTHER MATTERS

  Adoption of Statement of Financial Accounting Standards ("SFAS") No. 133

     On January 1, 2001, the Company adopted SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

     In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $366 million loss in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedging instruments. The Company recorded cash flow hedge derivatives liabilities of $582 million ($361 million after tax) and $3 million after tax was recorded in current earnings as a cumulative effect of the change in accounting principle. The Company expects to reclassify as reductions to earnings during the next twelve months $571 million ($354 million after tax) from the transition adjustment that was recorded in accumulated other comprehensive income.

     The Company does not expect to be in violation of any debt covenants or other contracts as a result of implementing SFAS No. 133.

  Adoption of Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10")

     In the fourth quarter of 2000, the Company adopted EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. As a result of EITF No. 00-10, the Company has reclassified its transportation expenses from oil and gas revenues to costs and expenses for all periods presented.

  Acquisitions of Properties

     On January 17, 2001, BR announced that its Canadian subsidiary, Burlington Resources Canada Energy Ltd., closed its transaction with Petrobank Energy and Resources Ltd. and entered into an agreement with ATCO Gas to acquire properties in the Western Canadian Sedimentary Basin for a total of approximately $385 million. The properties have net proved reserves of approximately 297 BCFE. Consummation of the transaction with ATCO Gas is dependent on government and regulatory approval.

     On February 15, 2001, BR entered into an agreement with DIFCO Limited to exercise a preferential right to purchase an additional 10% interest in 7 fields in the East Irish Sea. The purchase price will be $25 million and the deal will close by the end of the first quarter 2001. BR is the operator of the fields and already owns 90% of the assets.

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

     Development Risk. A significant portion of the Company's development plans involve large projects in Algeria, the East Irish Sea, Wyoming, North Dakota, the Gulf of Mexico and other areas. A variety of factors affect the timing and outcome of such projects including, without limitation, approval by the other parties owning working interests in the project, receipt of necessary permits and approvals by applicable governmental agencies, the availability of the necessary drilling equipment, delivery schedules for critical equipment and arrangements for the gathering and transportation of the produced hydrocarbons.

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

     The Company's ability to market crude oil and natural gas discovered or produced in its foreign operations, and the price the Company could obtain for such production, depends on many factors beyond the Company's control, including ready markets for crude oil and natural gas, the proximity and capacity of pipelines and other transportation facilities, fluctuating demand for crude oil and natural gas, the availability and cost of competing fuels, and the effects of foreign governmental regulation of oil and gas production and sales. Pipeline and processing facilities do not exist in certain areas of exploration and, therefore, any actual sales of the Company's production could be delayed for extended periods of time until such facilities are constructed.

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

     Potential Environmental Liabilities. The Company's operations are subject to various national, state and local laws and regulations covering the discharge of material into, and protection of, the environment. Such regulations affect the costs of planning, designing, operating and abandoning facilities. The Company expends considerable resources, both financial and managerial, to comply with environmental regulations and permitting requirements. Although the Company believes that its operations and facilities are in substantial compliance with applicable environmental laws and regulations, risks of substantial costs and liabilities are inherent in crude oil and natural gas operations. Moreover, it is possible that other developments, such as increasingly strict environmental laws, regulations and enforcement, and claims for damage to property or persons resulting from the Company's current or discontinued operations, could result in substantial costs and liabilities in the future.

                                   ITEM EIGHT

FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION

                           BURLINGTON RESOURCES INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               2000        1999         1998
                                                              ------   -------------   ------
                                                                       (IN MILLIONS,
                                                                 EXCEPT PER SHARE AMOUNTS)
REVENUES....................................................  $3,147      $2,313       $2,225
                                                              ------      ------       ------
COSTS AND EXPENSES
  Production Taxes..........................................     147         120          100
  Transportation Expense....................................     240         248          219
  Production and Processing.................................     463         460          469
  Depreciation, Depletion and Amortization..................     704         631          679
  Exploration Costs.........................................     237         226          337
  Impairment of Oil and Gas Properties......................      --         225          706
  Merger Costs..............................................      --          37           --
  Administrative............................................     165         166          154
                                                              ------      ------       ------
Total Costs and Expenses....................................   1,956       2,113        2,664
                                                              ------      ------       ------
Operating Income (Loss).....................................   1,191         200         (439)
Interest Expense............................................     197         211          193
Other Expense (Income) -- Net...............................      27           2           (8)
                                                              ------      ------       ------
Income (Loss) Before Income Taxes...........................     967         (13)        (624)
Income Tax Expense (Benefit)................................     292          (3)        (286)
                                                              ------      ------       ------
NET INCOME (LOSS)...........................................  $  675      $  (10)      $ (338)
                                                              ======      ======       ======
BASIC EARNINGS (LOSS) PER COMMON SHARE......................  $ 3.13      $ (.05)      $(1.60)
                                                              ======      ======       ======
DILUTED EARNINGS (LOSS) PER COMMON SHARE....................  $ 3.12      $ (.05)      $(1.60)
                                                              ======      ======       ======

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              -----------------------
                                                               2000          1999
                                                              -------    ------------
                                                                   (IN MILLIONS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS

Current Assets
  Cash and Cash Equivalents.................................  $   132      $    89
  Accounts Receivable.......................................      809          473
  Inventories...............................................       45           53
  Other Current Assets......................................       25           26
                                                              -------      -------
                                                                1,011          641
                                                              -------      -------
Oil and Gas Properties (Successful Efforts Method)..........   13,118       12,834
Other Properties............................................    1,019          935
                                                              -------      -------
                                                               14,137       13,769
Accumulated Depreciation, Depletion and Amortization........    7,830        7,412
                                                              -------      -------
  Properties -- Net.........................................    6,307        6,357
                                                              -------      -------
Deferred Income Taxes.......................................       --           32
                                                              -------      -------
Other Assets................................................      188          135
                                                              -------      -------
         Total Assets.......................................  $ 7,506      $ 7,165
                                                              =======      =======

                                     LIABILITIES

Current Liabilities
  Accounts Payable..........................................  $   619      $   444
  Taxes Payable.............................................       55           93
  Accrued Interest..........................................       33           36
  Dividends Payable.........................................       30           --
  Other Current Liabilities.................................       21           19
  Current Maturities of Long-term Debt......................       --           51
                                                              -------      -------
                                                                  758          643
                                                              -------      -------
Long-term Debt..............................................    2,301        2,769
                                                              -------      -------
Deferred Income Taxes.......................................      266           98
                                                              -------      -------
Other Liabilities and Deferred Credits......................      431          426
                                                              -------      -------

Commitments and Contingent Liabilities

                                STOCKHOLDERS' EQUITY

Preferred Stock, Par Value $.01 per Share (Authorized
  75,000,000 Shares; One Share Issued)......................       --           --
Common Stock, Par Value $.01 per Share (Authorized
  325,000,000 Shares; Issued 241,188,698 and 241,188,770
  Shares for 2000 and 1999, respectively)...................        2            2
Paid-in Capital.............................................    3,944        3,966
Retained Earnings...........................................      884          328
Deferred Compensation -- Restricted Stock...................       (5)          (3)
Accumulated Other Comprehensive Loss........................      (70)         (54)
Cost of Treasury Stock (25,619,893 and 25,219,025 Shares for
  2000 and 1999, respectively)..............................   (1,005)      (1,010)
                                                              -------      -------
Stockholders' Equity........................................    3,750        3,229
                                                              -------      -------
         Total Liabilities and Stockholders' Equity.........  $ 7,506      $ 7,165
                                                              =======      =======

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                               2000        1999         1998
                                                              ------   -------------   -------
                                                                       (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss).........................................  $  675      $   (10)     $  (338)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
       Provided By Operating Activities
     Depreciation, Depletion and Amortization...............     704          631          679
     Deferred Income Taxes..................................     219          (12)        (304)
     Exploration Costs......................................     237          226          337
     Gain on Sales of Oil and Gas Properties................      --           --          (13)
     Impairment of Oil and Gas Properties...................      --          225          706
  Working Capital Changes
     Accounts Receivable....................................    (341)         (31)         (19)
     Inventories............................................       8           --           --
     Other Current Assets...................................       1           (4)           7
     Accounts Payable.......................................     109          (13)           4
     Taxes Payable..........................................     (33)          40          (18)
     Accrued Interest.......................................      (3)           6           (1)
     Other Current Liabilities..............................       4          (22)          (3)
  Other.....................................................      18           66          (57)
                                                              ------      -------      -------
          Net Cash Provided By Operating Activities.........   1,598        1,102          980
                                                              ------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Properties...................................    (941)        (989)      (1,839)
  Short-term Investments....................................      --           --           83
  Proceeds from Sales and Other.............................      19           (4)         241
                                                              ------      -------      -------
          Net Cash Used In Investing Activities.............    (922)        (993)      (1,515)
                                                              ------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Long-term Debt..............................      70          632          410
  Reduction in Long-term Debt...............................    (564)        (528)         (15)
  Dividends Paid............................................     (89)        (127)         (97)
  Common Stock Purchases....................................    (121)          (9)         (15)
  Common Stock Issuances....................................      92           21          152
  Other.....................................................     (21)          (9)         (52)
                                                              ------      -------      -------
          Net Cash Provided By (Used In) Financing
            Activities......................................    (633)         (20)         383
                                                              ------      -------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      43           89         (152)
CASH AND CASH EQUIVALENTS
  Beginning of Year.........................................      89           --          152
                                                              ------      -------      -------
  End of Year...............................................  $  132      $    89      $    --
                                                              ======      =======      =======

          See accompanying Notes to Consolidated Financial Statements.

                           BURLINGTON RESOURCES INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                     ACCUMULATED
                                                                     DEFERRED           OTHER       COST OF
                              COMMON   PAID-IN     RETAINED      COMPENSATION --    COMPREHENSIVE   TREASURY   STOCKHOLDERS'
                              STOCK    CAPITAL     EARNINGS      RESTRICTED STOCK       LOSS         STOCK         EQUITY
                              ------   -------   -------------   ----------------   -------------   --------   --------------
                                                             (IN MILLIONS, EXCEPT SHARE DATA)
Balance, December 31,
  1997......................    $2     $3,772        $ 876             $--              $(51)       $(1,038)       $3,561
                                --     ------        -----             ---              ----        -------        ------
Comprehensive Loss
  Net Loss..................                          (338)                                                          (338)
  Foreign Currency
    Translation.............                                                             (23)                         (23)
                                                     -----                              ----                       ------
    Comprehensive Loss......                          (338)                              (23)                        (361)
                                                     -----                              ----                       ------
Cash Dividends ($.46 per
  Share)....................                           (98)                                                           (98)
Common Stock Purchases
  (435,000 Shares)..........                                                                            (15)          (15)
Common Stock Issuances......              188                                                                         188
Stock Option Activity and
  Other.....................               (7)                          (2)                              46            37
                                --     ------        -----             ---              ----        -------        ------
Balance, December 31,
  1998......................     2      3,953          440              (2)              (74)        (1,007)        3,312
                                --     ------        -----             ---              ----        -------        ------
Comprehensive Income
  Net Loss..................                           (10)                                                           (10)
  Foreign Currency
    Translation.............                                                              20                           20
                                                     -----                              ----                       ------
    Comprehensive Income....                           (10)                               20                           10
                                                     -----                              ----                       ------
Cash Dividends ($.46 per
  Share)....................                          (103)                                                          (103)
Common Stock Purchases
  (250,000 Shares)..........                                                                             (9)           (9)
Common Stock Issuances......                7                                                                           7
Stock Option Activity and
  Other.....................                6            1              (1)                               6            12
                                --     ------        -----             ---              ----        -------        ------
Balance, December 31,
  1999......................     2      3,966          328              (3)              (54)        (1,010)        3,229
                                --     ------        -----             ---              ----        -------        ------
Comprehensive Income
  Net Income................                           675                                                            675
  Foreign Currency
    Translation.............                                                             (16)                         (16)
                                                     -----                              ----                       ------
    Comprehensive Income....                           675                               (16)                         659
                                                     -----                              ----                       ------
Cash Dividends ($.55 per
  Share)....................                          (119)                                                          (119)
Common Stock Purchases
  (3,505,000 Shares)........                                                                           (125)         (125)
Stock Option Activity and
  Other.....................              (22)                          (2)                             130           106
                                --     ------        -----             ---              ----        -------        ------
Balance, December 31,
  2000......................    $2     $3,944        $ 884             $(5)             $(70)       $(1,005)       $3,750
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

     Costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization. Gains or losses from the disposal of other properties are recognized currently. Expenditures for maintenance, repairs and minor renewals necessary to maintain properties in operating condition are expensed as incurred. Major replacements and renewals are capitalized. Estimated dismantlement and abandonment costs for oil and gas properties are capitalized at their estimated net present value and amortized net of salvage value. The Company's abandonment liability was $147 million and $154 million at December 31, 2000 and 1999, respectively.

  Revenue Recognition

     Gas revenues are recorded on the entitlement method. Under the entitlement method, revenue is recorded when title passes based on the Company's net interest.

  Functional Currency

     The assets, liabilities and operations of BR's Canadian subsidiaries are measured using the Canadian dollar as the functional currency. The foreign exploration and production operations of BR other than in Canada are considered an extension of the Company's domestic operations. The assets, liabilities and results

                           BURLINGTON RESOURCES INC.

of operations of these locations are therefore measured using the United States dollar as the functional currency. Foreign currency transaction losses of $4 million in 2000, gains of $9 million in 1999 and losses of $17 million in 1998 are included in net income. Foreign currency translation adjustments are reported as other comprehensive income.

  Hedging and Related Activities

     In order to mitigate the risk of market price fluctuations, the Company utilizes options and swaps to hedge future crude oil and natural gas production. Changes in the market value of these contracts and premiums paid for option contracts are deferred until the hedged item is recognized in income. If the contract is not a hedge, changes in market value are recorded currently in income. To qualify as a hedge, these transactions must be designated as a hedge and changes in their fair value must correlate with changes in the price of anticipated future production such that the Company's exposure to the effects of commodity price changes is reduced. These hedging instruments are measured for effectiveness on an enterprise-wide basis both at the inception of the contract and on an ongoing basis. If these instruments are terminated prior to maturity, resulting gains or losses continue to be deferred until the hedged item is recognized in income.

     The Company also enters into swap agreements to convert fixed price gas sales contracts to market-sensitive contracts. Gains or losses resulting from these transactions are included in revenue as the related physical production is delivered. See Note 13 of Notes to Consolidated Financial Statements for a discussion of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 133.

     Treasury lock agreements are used to hedge interest rate exposure on specific anticipated debt issuances of the Company. Accordingly, the differential paid or received by the Company on maturity of a treasury lock agreement is recognized as an adjustment to interest expense over the term of the underlying financing transaction.

  Credit and Market Risks

     The Company manages and controls market and counterparty credit risk through established formal internal control procedures which are reviewed on an ongoing basis. The Company attempts to minimize credit risk exposure to counterparties through formal credit policies, monitoring procedures and, if necessary, through establishment of valuation reserves related to counterparty credit risk. In the normal course of business, collateral is not required for financial instruments with credit risk.

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

                           BURLINGTON RESOURCES INC.

  Earnings Per Common Share

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 216 million, 216 million and 211 million for the years ended December 31, 2000, 1999 and 1998, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 216 million, 217 million and 211 million for the years ended December 31, 2000, 1999 and 1998, respectively. For the years ended December 31, 2000, 1999 and 1998, approximately 4 million shares attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive. No adjustments were made to reported net income in the computation of EPS.

2. BUSINESS COMBINATION

     On August 16, 1999, the Company entered into a definitive agreement to acquire Poco Petroleums Ltd. ("Poco"), a corporation existing under the laws of the Province of Alberta, Canada (the "Acquisition"). The Acquisition was consummated on November 18, 1999.

     Under the terms of the Acquisition, Poco shareholders received .25 BR common equivalent shares ("exchangeable shares"), totaling 38,393,135 shares, for each Poco share held. The exchangeable shares are Canadian securities, which began trading on the Toronto Stock Exchange on November 23, 1999 under the symbol BRX. These shares have the same voting rights, dividend entitlements and other attributes as shares of BR Common Stock and are exchangeable, at each shareholder's option, for BR Common Stock on a one for one basis. The Acquisition was accounted for as a pooling of interests.

     During the fourth quarter of 1999, the Company recorded a pretax charge of $37 million ($26 million after tax) for direct costs associated with the Acquisition. These costs consist of $10 million for severance related to certain executives and $27 million for direct transaction costs. At December 31, 2000, all costs had been paid.

3. INCOME TAXES

     The jurisdictional components of income (loss) before income taxes follow.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000     1999     1998
                                                              ------   ------   -------
                                                                    (IN MILLIONS)
Domestic....................................................   $673     $(66)    $ 113
Foreign.....................................................    294       53      (737)
                                                               ----     ----     -----
          Total.............................................   $967     $(13)    $(624)
                                                               ====     ====     =====

                           BURLINGTON RESOURCES INC.

     The provision for income taxes follows.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000     1999     1998
                                                              ------   ------   -------
                                                                    (IN MILLIONS)
Current
  Federal...................................................   $ 37     $  4     $  10
  State.....................................................     10       --         5
  Foreign...................................................     26        5         3
                                                               ----     ----     -----
                                                                 73        9        18
                                                               ----     ----     -----
Deferred
  Federal...................................................     84      (44)       (1)
  State.....................................................     15        4         1
  Foreign...................................................    120       28      (304)
                                                               ----     ----     -----
                                                                219      (12)     (304)
                                                               ----     ----     -----
          Total.............................................   $292     $ (3)    $(286)
                                                               ====     ====     =====

     Reconciliation of the federal statutory income tax rate to the effective income tax rate follows.

                                                              2000    1999     1998
                                                              ----    -----    ----
                                                                YEAR ENDED DECEMBER
                                                                                31,
                                                              ---------------------
U.S. statutory rate.........................................  35.0%    35.0%   35.0%
State income taxes..........................................   2.4    (16.7)    (.4)
Taxes on foreign income in excess of U.S. statutory rate....   4.5    (66.5)    6.9
Tax credits.................................................  (5.4)    15.9     5.1
Adjustments of prior year accruals..........................  (5.8)    89.5      --
Merger costs................................................    --    (31.9)     --
Other.......................................................   (.5)    (3.7)    (.7)
                                                              ----    -----    ----
     Effective rate.........................................  30.2%    21.6%   45.9%
                                                              ====    =====    ====

     Deferred income tax liabilities (assets) follow.

                                                              DECEMBER 31,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Deferred income tax liabilities
  Property, plant and equipment.............................  $ 740   $ 488
  Other.....................................................     72     132
                                                              -----   -----
                                                                812     620
                                                              -----   -----
Deferred income tax assets
  AMT credit carryforward...................................   (345)   (302)
  Deferred foreign tax credits..............................    (66)    (75)
  Net operating loss carryforward...........................     --     (37)
  Foreign tax credit carryforward...........................     (2)     (2)
  Financial accruals and other..............................   (166)   (175)
                                                              -----   -----
                                                               (579)   (591)
                                                              -----   -----
Less valuation allowance....................................     33      37
                                                              -----   -----
                                                              $ 266   $  66
                                                              =====   =====
Net Canadian deferred income tax asset......................  $  --   $ (32)
                                                              =====   =====
Net deferred income tax liability...........................  $ 266   $  98
                                                              =====   =====

                           BURLINGTON RESOURCES INC.

     The net deferred income tax liabilities, as of December 31, 2000 and 1999, include deferred state income tax liabilities of approximately $35 million and $21 million, respectively. The net deferred income tax liabilities also include foreign tax liabilities of approximately $124 million and $56 million as of December 31, 2000 and 1999, respectively. No deferred U.S. income tax liability has been recognized on the undistributed earnings of controlled foreign corporations that have been retained for reinvestment. A valuation allowance is provided for uncertainties surrounding the realization of certain non-Canadian deferred foreign tax credits.

     The Alternative Minimum Tax ("AMT") credit carryforward, related primarily to nonconventional fuel tax credits, is available to offset future federal income tax liabilities. The AMT credit carryforward has no expiration date. The benefit of these tax credits is recognized in net income for accounting purposes and is reflected in the current tax provision to the extent the Company is able to utilize the credits for tax return purposes. The foreign tax credit carryforward is available to offset future federal income taxes and will expire between 2001 and 2003 if not used.

4. COMMODITY HEDGING AND RELATED ACTIVITIES

  Natural Gas Swaps

     The Company enters into gas swap agreements to fix the price of anticipated future natural gas production. As of December 31, 2000, the Company had the following volumes hedged.

                                                      TOTAL HEDGED                     UNREALIZED
                                                         VOLUME      HEDGE/STRIKE   OPPORTUNITY LOSS
PRODUCTION PERIOD                                       (MMBTU)         PRICE        (IN MILLIONS)
-----------------                                     ------------   ------------   ----------------
2001................................................   93,475,000       $2.37            $ 500
2002................................................    4,125,000        2.82                9
2003 to 2007........................................    4,412,500       $3.06            $   3

     The Company also enters into swap agreements that, when matched against fixed price gas sales, convert our production back to a market sensitive position. These arrangements are recorded as a revision to gas price in the period the production is sold. As of December 31, 2000, the unrealized opportunity gain on these positions was approximately $21 million, which is offset by the opportunity loss on the fixed-price contracts.

  Natural Gas Basis Swaps

     The Company enters into natural gas basis swap agreements to fix the sales price differential between the Company's marketing locations and Henry Hub. These transactions are accounted for as hedges of the Company's underlying production. As of December 31, 2000, the Company had 59,025,000 MMBTU of year 2001 natural gas production hedged. As of December 31, 2000, the unrealized opportunity loss on these positions was approximately $33 million.

  Crude Oil Swaps

     The Company enters into crude oil swap agreements to fix the price of anticipated future crude oil production. As of December 31, 2000, the Company had the following volumes hedged.

                                                      TOTAL HEDGED                      UNREALIZED
                                                         VOLUME      HEDGE/STRIKE    OPPORTUNITY LOSS
PRODUCTION PERIOD                                        (BBLS)         PRICE         (IN MILLIONS)
-----------------                                     ------------   ------------   ------------------
2001................................................   16,425,000       $19.96             $81
2002................................................      180,000       $21.91             $--

                           BURLINGTON RESOURCES INC.

  Crude Oil Options

     The Company purchases call option agreements that allow the Company to participate in market price increases that exceed hedge prices established when the Company enters into a swap. Approximately 67 percent of the 16,425,000 Bbls of year 2001 hedged crude oil production was matched with call options that strike at an average price of $19.72 per Bbl. All of the year 2002 hedged crude oil production was matched with call options that strike at an average price of $19.89 per Bbl. The unrealized opportunity gain on these positions as of December 31, 2000 was $58 million.

  Hedging Gains and Losses

     The unrealized opportunity gains and losses represent the difference between hedged prices and market prices on hedged volumes of the commodities at December 31, 2000. Gains or losses resulting from these transactions are included in revenues as the related physical production is delivered. Hedging activities reduced oil and gas revenues $356 million, and increased oil and gas revenues $32 million and $60 million in 2000, 1999 and 1998, respectively. See
Note 13 of Notes to Consolidated Financial Statements for a discussion of the Company's adoption of SFAS No. 133.

5. LONG-TERM DEBT

     Long-term debt follows.

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
                                                               (IN MILLIONS)
Commercial Paper............................................  $  327    $  267
Credit Facility Notes.......................................      --       332
Capitalized Lease Obligations...............................      --        56
Notes, 9 5/8%, due 2000.....................................      --       150
Notes, 8 1/2%, due 2001.....................................     150       150
Notes, 8.54%, due 2001......................................      15        40
Notes, 6.20%, due 2001......................................      32        34
Notes, 8 1/4%, due 2002.....................................     100       100
Notes, 6.40%, due 2003......................................      66        69
Notes, 7.12%, due 2005......................................      39        47
Notes, 6.60%, due 2007......................................     100       103
Notes, 6.91%, due 2008......................................      50        50
Debentures, 9 7/8%, due 2010................................     150       150
Notes, 7.00%, due 2011......................................      75        75
Debentures, 7 5/8%, due 2013................................     100       100
Debentures, 9 1/8%, due 2021................................     150       150
Debentures, 7.65%, due 2023.................................     200       200
Debentures, 8.20%, due 2025.................................     150       150
Debentures, 6 7/8%, due 2026................................     150       150
Debentures, 7 3/8%, due 2029................................     450       450
Other, including discounts -- net...........................      (3)       (3)
                                                              ------    ------
                                                               2,301     2,820
Less current maturities.....................................      --        51
                                                              ------    ------
          Total long-term debt..............................  $2,301    $2,769
                                                              ======    ======

                           BURLINGTON RESOURCES INC.

     The Company has debt maturities of $533 million, $108 million, $74 million, $8 million, $20 million and $1,561 million due in 2001, 2002, 2003, 2004, 2005 and thereafter, respectively. The Company's commercial paper borrowings at December 31, 2000 and 1999 had average interest rates of 6 percent and 7 percent, respectively. The fair value of debt outstanding as of December 31, 2000 and 1999 approximates the carrying amount.

     The Company had unused credit commitments in the form of revolving facilities ("revolvers") as of December 31, 2000. These revolvers are available to cover debt due within one year, therefore, commercial paper, credit facility notes and fixed-rate debt due within one year are classified as long-term debt. The revolvers are comprised of agreements for $600 million, $400 million and $332 million. The $600 million revolver expires in February 2003 and the $400 million and $332 million revolvers expire in March 2001 unless renewed by mutual consent. The Company has the option to convert the outstanding balances on the $400 million and $332 million revolvers to one year term notes at expiration of the agreements. In addition, the Company has a $1 billion shelf registration statement on file with the Securities and Exchange Commission.

     On February 12, 2001, the Company issued $400 million of fixed-rate debt with an interest rate of 6.68 percent due February 2011. This issuance reduces the Company's amount available under its shelf registration statement to $600 million. The net proceeds are expected to be used by a Canadian subsidiary for general corporate purposes, including the repayment of commercial paper and a pending property acquisition.

     At the Company's option, interest on borrowings under the $600 million and $400 million revolvers is based on the prime rate or Eurodollar rates. The other revolver bears interest at rates based on prime, Eurodollar rates or bankers' acceptances in Canada, also at the Company's option. Under the covenants of the revolvers, Company debt cannot exceed 60 percent of capitalization (as defined in the agreements). Also, under the covenants of notes of the Company's Canadian subsidiary, the Company must limit debt to less than 3.5 times earnings before interest, taxes, DD&A and exploration costs and maintain net worth in excess of a specified amount.

     Outstanding borrowings of $114 million and $103 million as of December 31, 2000 and 1999, respectively, on Company-owned life insurance policies were reported as a reduction to the cash surrender value and are included as a component of Other Assets.

6. TRANSPORTATION ARRANGEMENTS WITH EL PASO NATURAL GAS COMPANY

     In 2000, 1999 and 1998, approximately 29 percent, 27 percent and 29 percent, respectively, of the Company's gas production was transported to direct sale customers through El Paso Natural Gas Company's ("EPNG") pipeline systems. These transportation arrangements are pursuant to EPNG's approved Federal Energy Regulatory Commission tariffs applicable to all shippers. The Company expects to continue to transport a substantial portion of its future gas production through EPNG's pipeline system. See Note 9 for demand charges paid to EPNG which provide the Company with firm and interruptible transportation capacity rights on interstate and intrastate pipeline systems.

7. CAPITAL STOCK

  Stock Compensation Plans

     The Company's 1993 Stock Incentive Plan (the "1993 Plan") succeeds its 1988 Stock Option Plan which expired by its terms in May 1993 but remains in effect for options granted prior to May 1993. The 1993 Plan provides for the grant of stock options, restricted stock, stock purchase rights and stock appreciation rights or limited stock appreciation rights.

                           BURLINGTON RESOURCES INC.

     Under the 1993 Plan, options may be granted to officers and key employees at fair market value on the date of grant, are exercisable in whole or part by the optionee after completion of at least one year of continuous employment from the grant date and have a term of ten years. At December 31, 2000, 4,937,951 shares were available for grant under the 1993 Plan.

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

     The Company issued 211,350, 110,250 and 24,625 shares of restricted stock in 2000, 1999 and 1998, respectively, from these plans.

     The Company's stock option activity follows.

                                                                           WEIGHTED AVERAGE
                                                               OPTIONS      EXERCISE PRICE
                                                              ----------   ----------------
Balance, December 31, 1997..................................  10,488,335        $36.98
  Granted...................................................   1,125,050         36.77
  Exercised.................................................  (1,578,818)        24.42
  Cancelled.................................................    (889,485)        44.69
                                                              ----------
Balance, December 31, 1998..................................   9,145,082         37.84
  Granted...................................................     822,880         33.35
  Exercised.................................................    (424,089)        30.50
  Cancelled.................................................    (645,075)        38.32
                                                              ----------
Balance, December 31, 1999..................................   8,898,798         37.80
  Granted...................................................   1,432,925         34.55
  Exercised.................................................  (2,913,585)        31.73
  Cancelled.................................................    (837,044)        35.38
                                                              ----------
Balance, December 31, 2000..................................   6,581,094        $40.08
                                                              ==========

     The following table summarizes information related to stock options outstanding and exercisable at December 31, 2000.

                                                                 WEIGHTED AVERAGE
OPTIONS                        RANGE OF       WEIGHTED AVERAGE      REMAINING         OPTIONS     WEIGHTED AVERAGE
OUTSTANDING                 EXERCISE PRICES    EXERCISE PRICE    CONTRACTUAL LIFE   EXERCISABLE    EXERCISE PRICE
-----------                 ---------------   ----------------   ----------------   -----------   ----------------
3,350,504.. ..............   $19.51-39.94          $32.92              6.2           2,168,404         $32.18
3,230,590.. ..............    40.63-52.03           47.51              6.0           3,180,590          47.62
 ---------                                                                           ---------
6,581,094.. ..............   $19.51-52.03          $40.08              6.1           5,348,994         $41.36
 =========                                                                           =========

     Exercisable stock options and weighted average exercise prices at December 31, 1998 and 1997 follow.

                                                                OPTIONS     WEIGHTED AVERAGE
                                                              EXERCISABLE    EXERCISE PRICE
                                                              -----------   ----------------
December 31, 1999...........................................   7,638,364         $36.98
December 31, 1998...........................................   5,255,473         $37.22

                           BURLINGTON RESOURCES INC.

     The weighted average fair values of options granted during the years 2000, 1999 and 1998 were $10.33, $11.13 and $16.54, respectively. The fair values of employee stock options were calculated using a variation of the Black-Scholes stock option valuation model with the following weighted average assumptions for grants in 2000, 1999 and 1998: stock price volatility of 35 percent, 27 percent and 25 percent, respectively; risk free rate of return ranging from 5 percent to 7 percent; dividend yield of 1.46 percent, .88 percent and .33 percent, respectively; and an expected term of between 3 and 6 years. If the fair value based method of accounting had been applied, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below. The fair value of stock options included in the pro forma amounts is not necessarily indicative of future effects on net income and EPS.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000     1999     1998
                                                              -----   ------   -------
                                                              (IN MILLIONS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Net income (loss) -- as reported............................   675    $ (10)   $ (338)
Net income (loss) -- pro forma..............................   663      (41)     (357)
Basic EPS -- as reported....................................  3.13     (.05)    (1.60)
Basic EPS -- pro forma......................................  3.08     (.19)    (1.69)
Diluted EPS -- as reported..................................  3.12     (.05)    (1.60)
Diluted EPS -- pro forma....................................  3.06    $(.19)   $(1.69)

  Preferred Stock and Preferred Stock Purchase Rights

     The Company is authorized to issue 75,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2000, one share of preferred stock was issued and designated as Special Voting Stock in connection with the Poco acquisition. On December 9, 1998, the Company's Board of Directors designated 3,250,000 of the authorized preferred shares as Series A Junior Participating Preferred Stock. Upon issuance, each one-hundredth of a share of Series A Junior Participating Preferred Stock will have dividend and voting rights approximately equal to those of one share of Common Stock of the Company. In addition, on December 9, 1998, the Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company to shareholders of record on December 16, 1998. The Rights become exercisable if, without the Company's prior consent, a person or group acquires securities having 15 percent or more of the voting power of all of the Company's voting securities (an "Acquiring Person") or ten days following the announcement of a tender offer which would result in such ownership. Each Right, when exercisable, entitles the registered holder to purchase from the Company one-hundredth of a share of Series A Junior Participating Preferred Stock at a price of $200 per one hundredth of a share, subject to adjustment. If, after the Rights become exercisable, the Company were to be involved in a merger or other business combination in which its Common Stock was exchanged or changed or 50 percent or more of the Company's assets or earning power were sold, each Right would permit the holder to purchase, for the exercise price, stock of the acquiring company having a value of twice the exercise price. In addition, except for certain permitted offers, if any person or group becomes an Acquiring Person, each Right would permit the purchase, for the exercise price, of Common Stock of the Company having a value of twice the exercise price. Rights owned by an Acquiring Person are void. The Rights may be redeemed by the Company under certain circumstances until their expiration date for $.01 per Right.

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

                           BURLINGTON RESOURCES INC.

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

8. RETIREMENT BENEFITS

     The Company's pension plans are non-contributory defined benefit plans covering all United States employees. The benefits are based on years of credited service and final average compensation. Contributions to the tax qualified plans are limited to amounts that are currently deductible for tax purposes. Contributions are intended to provide not only for benefits attributed to service-to-date but also for those expected to be earned in the future.

     The Company provides postretirement medical, dental and life insurance benefits for a closed group of retirees and their dependents. The Company also provides limited retiree life insurance benefits to employees who retire under the pension plan. The postretirement benefit plans are unfunded, therefore, the Company funds claims on a cash basis.

                           BURLINGTON RESOURCES INC.

     The following tables set forth the amounts recognized in the Consolidated Balance Sheet and Statement of Income.

                                                                PENSION     POSTRETIREMENT
                                                               BENEFITS        BENEFITS
                                                              -----------   ---------------
                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                              2000   1999    2000     1999
                                                              ----   ----   ------   ------
                                                                      (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of year...................  $161   $182    $ 24     $ 32
  Service cost..............................................     9     10      --       --
  Interest cost.............................................    11     12       3        2
  Amendments................................................    --     --      --       (4)
  Actuarial loss (gain).....................................     1    (15)      8       (3)
  Benefits paid.............................................   (22)   (28)     (3)      (3)
                                                              ----   ----    ----     ----
  Benefit obligation at end of year.........................   160    161      32       24
                                                              ----   ----    ----     ----
Change in plan assets
  Fair value of plan assets at beginning of year............   171    172      --       --
  Actual return on plan assets..............................     2     22      --       --
  Employer contribution.....................................     5      5       3        3
  Benefits paid.............................................   (22)   (28)     (3)      (3)
                                                              ----   ----    ----     ----
  Fair value of plan assets at end of year..................   156    171      --       --
                                                              ----   ----    ----     ----
Funded status...............................................    (4)    10     (32)     (24)
Unrecognized net actuarial gain (loss)......................     2    (11)      7       (1)
Unrecognized net transition obligation......................     1      1      --       --
Unrecognized prior service cost.............................     1      1      (7)      (3)
                                                              ----   ----    ----     ----
Net prepaid (accrued) benefit cost..........................  $ --   $  1    $(32)    $(28)
                                                              ====   ====    ====     ====

                                                    PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                  --------------------    ------------------------
                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                  2000    1999    1998    2000     1999      1998
                                                  ----    ----    ----    -----    -----    ------
                                                                   (IN MILLIONS)
Benefit cost for the plans includes the
following components
  Service cost..................................  $  9    $ 10    $  9     $--      $--       $--
  Interest cost.................................    11      12      12       3        2        2
  Expected return on plan assets................   (13)    (14)    (13)     --       --       --
  Recognized net actuarial loss (gain)..........    --       1       2      --       --       (1)
                                                  ----    ----    ----     ---      ---       --
          Net benefit cost......................  $  7    $  9    $ 10     $ 3      $ 2       $1
                                                  ====    ====    ====     ===      ===       ==

                                             PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                          -----------------------    -----------------------
                                                       YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------
                                          2000     1999     1998     2000     1999     1998
                                          -----    -----    -----    -----    -----    -----
Weighted average assumptions
  Discount rate.........................  7.50%    7.75%    6.75%    7.50%    7.75%    6.75%
  Expected return on plan assets........  9.00%    9.00%    9.00%       --       --       --
  Rate of compensation increase.........  5.00%    5.00%    5.00%       --       --       --

                           BURLINGTON RESOURCES INC.

     During 1998, the Company recognized a settlement expense of approximately $800 thousand related to the employee reduction associated with the Merger in the fourth quarter of 1997.

     An 8 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate is assumed to decrease gradually to 5 percent for 2006 and remain at that level thereafter. Assumed health care cost trends have a significant effect on the amounts reported for the postretirement medical and dental care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects.

                                                               1-PERCENTAGE      1-PERCENTAGE
                                                              POINT INCREASE    POINT DECREASE
                                                              --------------    --------------
                                                                       (IN THOUSANDS)
Effect on total service and interest cost...................      $  201           $  (174)
Effect on postretirement benefit obligation.................      $2,902           $(2,510)

9. COMMITMENTS AND CONTINGENT LIABILITIES

  Demand Charges

     The Company has entered into contracts which provide firm transportation capacity rights on interstate and intrastate pipeline systems. The remaining terms on these contracts range from 1 to 23 years and require the Company to pay transportation demand charges regardless of the amount of pipeline capacity utilized by the Company. The Company paid $123 million, $122 million and $109 million of demand charges of which $27 million, $36 million and $44 million were paid to EPNG for the years ended December 31, 2000, 1999 and 1998, respectively. All transportation costs including demand charges are included in transportation expense in the income statement pursuant to Emerging Issues Task Force Issue No. 00-10.

     Future transportation demand charge commitments at December 31, 2000 follow.

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                    (IN MILLIONS)
2001........................................................            $124
2002........................................................             119
2003........................................................             115
2004........................................................             110
2005........................................................              99
Thereafter..................................................             347
                                                                        ----
          Total.............................................            $914
                                                                        ====

  Lease Obligations

     The Company has operating leases for office space and other property and equipment. The Company incurred lease rental expense of $24 million, $24 million and $19 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                           BURLINGTON RESOURCES INC.

     Future minimum annual rental commitments at December 31, 2000 follow.

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                    (IN MILLIONS)
2001........................................................            $ 22
2002........................................................              20
2003........................................................              18
2004........................................................              18
2005........................................................              19
Thereafter..................................................              61
                                                                        ----
          Total.............................................            $158
                                                                        ====

  Drilling Rig Commitments

     During 1998, the Company entered into agreements to lease or participate in the use of various drilling rigs. The commitments with respect to these agreements range from $116 million to $245 million depending on partner participation. These agreements extend through the year 2004.

  Debt Guarantee

     BR guarantees its 65 percent pro rata share of the debt of a non-consolidated affiliate. As of December 31, 2000, the affiliate's total debt was $66 million.

  Legal Proceedings

     The Company and numerous other oil and gas companies have been named as defendants in various lawsuits alleging violations of the civil False Claims Act. These lawsuits have been consolidated by the United States Judicial Panel on Multidistrict Litigation for pre-trial proceedings in the matter of In re Natural Gas Royalties Qui Tam Litigation, MDL-1293, United States District Court for the District of Wyoming ("MDL-1293"). The plaintiffs contend that defendants underpaid royalties on natural gas and NGLS produced on federal and Indian lands through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. Plaintiffs allege that the royalties paid by defendants were lower than the royalties required to be paid under federal regulations and that the forms filed by defendants with the Minerals Management Service ("MMS") reporting these royalty payments were false, thereby violating the civil False Claims Act. The United States has intervened in certain of the MDL-1293 cases as to some of the defendants, including the Company.

     Various administrative proceedings are also pending before the MMS of the United States Department of the Interior with respect to the valuation of oil and gas produced by the Company on federal and Indian lands. In general, these proceedings stem from regular MMS audits of the Company's royalty payments over various periods of time and involve the interpretation of the relevant federal regulations.

     Based on the Company's present understanding of the various governmental and False Claims Act proceedings described above, the Company believes that it has substantial defenses to these claims and intends to vigorously assert such defenses. However, in the event that the Company is found to have violated the civil False Claims Act, the Company could be subject to monetary damages and a variety of sanctions, including double damages, substantial monetary fines, civil penalties and a temporary suspension from entering into future federal mineral leases and other federal contracts for a defined period of time. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings through settlement or adverse judgment will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

                           BURLINGTON RESOURCES INC.

     The Company and numerous other oil and gas companies have also been named as defendants in a lawsuit styled as United States of America ex rel. J. Benjamin Johnson, Jr., et al. v. Shell Oil Company, et al. in the United States District Court for the Eastern District of Texas alleging violations of the civil False Claims Act with respect to the valuation of oil. This suit alleges that the Company underpaid royalties for crude oil produced on federal and Indian lands. The Company has entered into an agreement to pay $8.5 million, plus attorneys fees, in settlement of all claims against it. The District Court has entered an order approving the settlement and dismissing the case against the Company.

     The Company has also been named as a defendant in the lawsuit styled UNOCAL Netherlands B.V., et al v. Continental Netherlands Oil Company B.V., et al, No. 98-854, in the Court of Appeal in The Hague in the Netherlands. Plaintiffs, who are working interest owners in the Q1 Block in the North Sea, have alleged that the Company and other former working interest owners in the adjacent Logger Field in the L16a Block unlawfully trespassed or were otherwise unjustly enriched by producing part of the oil from the adjoining Q1 Block. The plaintiffs claim that the defendants infringed upon plaintiffs' right to produce the minerals present in its license area and acted in violation of generally accepted standards by failing to inform plaintiffs of the overlap of the Logger Field into the Q-1 Block. For all relevant periods, the Company owned a 37.5% working interest in the Logger Field. Following a trial, the District Court in The Hague rendered a Judgment in favor of the defendants, including the Company, dismissing all claims. Plaintiffs thereafter appealed. On October 19, 2000, the Court of Appeal in The Hague issued an interim Judgment in favor of the plaintiffs and ordered that additional evidence be presented to the court relating to issues of both liability and damages. The Company and the other defendants are continuing to vigorously assert defenses against these claims. The Company has also asserted claims of indemnity against two of the defendants from whom it had acquired a portion of its working interest share. The Company is unable at this time to reasonably predict the outcome, or, in the event of an unfavorable outcome, to reasonably estimate the possible loss or range of loss, if any, in this lawsuit.

     In addition to the foregoing, the Company and its subsidiaries are named defendants in numerous other lawsuits and named parties in numerous governmental and other proceedings arising in the ordinary course of business. While the outcome of these other lawsuits and proceedings cannot be predicted with certainty, management believes these other matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

10. SUPPLEMENTAL CASH FLOW INFORMATION

     The following is additional information concerning supplemental disclosures of cash payments.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Interest paid...............................................  $195     $206     $192
Income taxes paid -- net....................................  $ 88     $ 13     $ 26

     The following is additional information concerning supplemental disclosure of non-cash investing and financing activities.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Issuance of Common Stock in exchange for oil and gas
  properties................................................  $ --     $ --      $74
Capitalized lease obligations...............................  $ --     $ --      $53

                           BURLINGTON RESOURCES INC.

     At December 31, 2000 and 1999, the Accounts Payable balance on the Consolidated Balance Sheet included payables for capital expenditures of $232 million and $161 million, respectively.

11. IMPAIRMENT OF OIL AND GAS PROPERTIES

     The Company evaluates the impairment of its oil and gas properties on a field-by-field basis whenever events or changes in circumstances indicate an asset's carrying amount may not be recoverable. Unamortized capital costs are reduced to fair value if the sum of the expected undiscounted future cash flows is less than the asset's net book value. Cash flows are determined based upon proved reserves using prices and costs consistent with those used for internal decision making.

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

12. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company's reportable segments are North America and International. Both segments are engaged principally in the exploration, development, production and marketing of oil and gas. The North America segment is responsible for the Company's operations in the USA and Canada and the International segment is responsible for all operations outside that geographical region. The accounting policies for the segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements. There are no significant intersegment sales or transfers.

     The following tables present information about reported segment operations.

                                                                  YEAR ENDED DECEMBER 31, 2000
                                                             --------------------------------------
                                                             NORTH AMERICA   INTERNATIONAL   TOTAL
                                                             -------------   -------------   ------
                                                                         (IN MILLIONS)
Revenues...................................................     $2,976           $171        $3,147
Depreciation, depletion and amortization...................        627             58           685
Operating income...........................................      1,339             36         1,375
Additions to properties....................................     $  804           $179        $  983

                                                                  YEAR ENDED DECEMBER 31, 1999
                                                             --------------------------------------
                                                             NORTH AMERICA   INTERNATIONAL   TOTAL
                                                             -------------   -------------   ------
                                                                         (IN MILLIONS)
Revenues...................................................     $2,182           $131        $2,313
Depreciation, depletion and amortization...................        560             57           617
Impairment of oil and gas properties.......................        225             --           225
Operating income (loss)....................................        438            (21)          417
Additions to properties....................................     $  797           $148        $  945

                           BURLINGTON RESOURCES INC.

                                                                  YEAR ENDED DECEMBER 31, 1998
                                                             --------------------------------------
                                                             NORTH AMERICA   INTERNATIONAL   TOTAL
                                                             -------------   -------------   ------
                                                                         (IN MILLIONS)
Revenues...................................................     $2,076           $149        $2,225
Depreciation, depletion and amortization...................        601             67           668
Impairment of oil and gas properties.......................        706             --           706
Operating loss.............................................       (236)           (38)         (274)
Additions to properties....................................     $1,653           $136        $1,789

     The following is a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              -------   -----   ------
                                                                   (IN MILLIONS)
Total operating income (loss) for reportable segments.......  $1,375    $417    $(274)
Merger costs................................................      --      37       --
Corporate expenses..........................................     184     180      165
Interest expense............................................     197     211      193
Other expense (income)-- net................................      27       2       (8)
                                                              ------    ----    -----
Consolidated income (loss) before income taxes..............  $  967    $(13)   $(624)
                                                              ======    ====    =====

     The following is a reconciliation of segment additions to properties to consolidated amounts.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Total additions to properties for reportable segments.......  $  983   $  945   $1,789
Administrative expenditures.................................      29       44       50
                                                              ------   ------   ------
Consolidated additions to properties........................  $1,012   $  989   $1,839
                                                              ======   ======   ======

     The following table presents revenues by geographic location.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
USA.........................................................  $2,224   $1,694   $1,635
Canada......................................................     752      488      441
Other International.........................................     171      131      149
                                                              ------   ------   ------
Consolidated revenues.......................................  $3,147   $2,313   $2,225
                                                              ======   ======   ======

13. ADOPTION OF SFAS NO. 133

     On January 1, 2001, the Company adopted SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

                           BURLINGTON RESOURCES INC.

     In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $366 million loss in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedging instruments. The Company recorded cash flow hedge derivatives liabilities of $582 million ($361 million after tax) and $3 million after tax was recorded in current earnings as a cumulative effect of the change in accounting principle. The Company expects to reclassify as reductions to earnings during the next twelve months $571 million ($354 million after tax) from the transition adjustment that was recorded in accumulated other comprehensive income.

     The Company does not expect to be in violation of any debt covenants or other contracts as a result of implementing SFAS No. 133.

14. SUBSEQUENT EVENTS

     On January 17, 2001, BR announced that its Canadian subsidiary, Burlington Resources Canada Energy Ltd., closed its transaction with Petrobank Energy and Resources Ltd. and entered into an agreement with ATCO Gas to acquire properties in the Western Canadian Sedimentary Basin for a total of approximately $385 million. The properties have net proved reserves of approximately 297 BCFE. Consummation of the transaction with ATCO Gas is dependent on government and regulatory approval.

     On February 15, 2001, BR entered into an agreement with DIFCO Limited to exercise a preferential right to purchase an additional 10% interest in 7 fields in the East Irish Sea. The purchase price will be $25 million and the deal will close by the end of the first quarter of 2001. BR is the operator of the fields and already owns 90% of the assets.

                              REPORT OF MANAGEMENT

     The management of BR is responsible for the preparation and integrity of all information contained in this Annual Report. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements include amounts that are management's best estimates and judgments.

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

     The Audit Committee of the Board of Directors, composed solely of directors who are not officers or employees, meets regularly with the independent certified public accountants, financial management, counsel and internal audit. To ensure complete independence, the certified public accountants and internal audit have full and free access to the Audit Committee to discuss the results of their audits, the adequacy of internal controls and the quality of financial reporting.

     Our independent certified public accountants provide an objective independent review by their audit of the Company's financial statements. Their audit is conducted in accordance with generally accepted auditing standards and includes a review of internal accounting controls to the extent deemed necessary for the purposes of their audit.

           /s/ STEVEN J. SHAPIRO                                /s/ PHILIP W. COOK
--------------------------------------------       --------------------------------------------
             Steven J. Shapiro                                    Philip W. Cook
         Senior Vice President and                        Vice President, Controller and
          Chief Financial Officer                            Chief Accounting Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Burlington Resources Inc.

     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income, cash flows and stockholders' equity, present fairly, in all material respects, the financial position of Burlington Resources Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Poco Petroleums Ltd. on November 18, 1999 in a transaction accounted for as a pooling of interests, as described in
Note 2 to the consolidated financial statements. We did not audit the financial statements of Poco Petroleums Ltd., which statements reflect total assets of $1.3 billion as of December 31, 1999 and total revenues of $407 million and, $372 million for the years ended December 31, 1999 and 1998, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Poco Petroleums Ltd., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

                                            /s/ PRICEWATERHOUSECOOPERS LLP

February 12, 2001
Houston, Texas

                           BURLINGTON RESOURCES INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

SUPPLEMENTAL OIL AND GAS DISCLOSURES -- UNAUDITED

     The supplemental data presented herein reflects information for all of the Company's oil and gas producing activities. Capitalized costs for oil and gas producing activities follow.

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN MILLIONS)
Proved properties...........................................  $12,837    $12,516
Unproved properties.........................................      281        318
                                                              -------    -------
                                                               13,118     12,834
Accumulated depreciation, depletion and amortization........    7,345      6,765
                                                              -------    -------
          Net capitalized costs.............................  $ 5,773    $ 6,069
                                                              =======    =======

     Costs incurred for oil and gas property acquisition, exploration and development activities follow.

                                                              YEAR ENDED DECEMBER 31, 2000
                                                      --------------------------------------------
                                                      NORTH AMERICA
                                                      --------------
                                                      USA     CANADA    INTERNATIONAL    WORLDWIDE
                                                      ----    ------    -------------    ---------
                                                                     (IN MILLIONS)
Property acquisition
  Unproved..........................................  $ 12     $ 21         $  9           $ 42
  Proved............................................     6       14           29             49
Exploration.........................................   106      129           61            296
Development.........................................   288      152           80            520
                                                      ----     ----         ----           ----
          Total costs incurred......................  $412     $316         $179           $907
                                                      ====     ====         ====           ====

                                                              YEAR ENDED DECEMBER 31, 1999
                                                      --------------------------------------------
                                                      NORTH AMERICA
                                                      --------------
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
                                                      ====     ====         ====           ====

                                                              YEAR ENDED DECEMBER 31, 1998
                                                      --------------------------------------------
                                                      NORTH AMERICA
                                                      --------------
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

                                                              YEAR ENDED DECEMBER 31, 2000
                                                       -------------------------------------------
                                                        NORTH AMERICA
                                                       ---------------
                                                        USA     CANADA   INTERNATIONAL   WORLDWIDE
                                                       ------   ------   -------------   ---------
                                                                      (IN MILLIONS)
Revenues.............................................  $2,171   $  748       $171         $3,090
                                                       ------   ------       ----         ------
Production costs.....................................     373      122         20            515
Exploration costs....................................     103       92         42            237
Operating expenses...................................     414      108         23            545
Depreciation, depletion and amortization.............     487      118         54            659
                                                       ------   ------       ----         ------
                                                        1,377      440        139          1,956
                                                       ------   ------       ----         ------
Operating income.....................................     794      308         32          1,134
Income tax provision.................................     190      148         21            359
                                                       ------   ------       ----         ------
Results of operations for oil and gas producing
  activities.........................................  $  604   $  160       $ 11         $  775
                                                       ======   ======       ====         ======

                                                              YEAR ENDED DECEMBER 31, 1999
                                                       -------------------------------------------
                                                        NORTH AMERICA
                                                       ---------------
                                                        USA     CANADA   INTERNATIONAL   WORLDWIDE
                                                       ------   ------   -------------   ---------
                                                                      (IN MILLIONS)
Revenues.............................................  $1,646   $  481       $124         $2,251
                                                       ------   ------       ----         ------
Production costs.....................................     347      102         33            482
Exploration costs....................................     140       40         46            226
Operating expenses...................................     369      104         27            500
Depreciation, depletion and amortization.............     435      107         54            596
Impairment of oil and gas properties.................     225       --         --            225
                                                       ------   ------       ----         ------
                                                        1,516      353        160          2,029
                                                       ------   ------       ----         ------
Operating income (loss)..............................     130      128        (36)           222
Income tax provision (benefit).......................      38       61        (11)            88
                                                       ------   ------       ----         ------
Results of operations for oil and gas producing
  activities.........................................  $   92   $   67       $(25)        $  134
                                                       ======   ======       ====         ======

                                                              YEAR ENDED DECEMBER 31, 1998
                                                       -------------------------------------------
                                                        NORTH AMERICA
                                                       ---------------
                                                        USA     CANADA   INTERNATIONAL   WORLDWIDE
                                                       ------   ------   -------------   ---------
                                                                      (IN MILLIONS)
Revenues.............................................  $1,595   $  432       $149         $2,176
                                                       ------   ------       ----         ------
Production costs.....................................     343       90         43            476
Exploration costs....................................     247       31         59            337
Operating expenses...................................     342       82         32            456
Depreciation, depletion and amortization.............     429      157         64            650
Impairment of oil and gas properties.................      --      706         --            706
                                                       ------   ------       ----         ------
                                                        1,361    1,066        198          2,625
                                                       ------   ------       ----         ------
Operating income (loss)..............................     234     (634)       (49)          (449)
Income tax provision (benefit).......................      55     (259)       (11)          (215)
                                                       ------   ------       ----         ------
Results of operations for oil and gas producing
  activities.........................................  $  179   $ (375)      $(38)        $ (234)
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

                                              OIL (MMBBLS)                                  GAS (BCF)
                               ------------------------------------------   ------------------------------------------
                               NORTH AMERICA                                NORTH AMERICA
                               --------------                               --------------
                                USA    CANADA   INTERNATIONAL   WORLDWIDE    USA    CANADA   INTERNATIONAL   WORLDWIDE
                               -----   ------   -------------   ---------   -----   ------   -------------   ---------
PROVED DEVELOPED AND
  UNDEVELOPED RESERVES
  December 31, 1997..........  232.4    68.3        21.3          322.0     5,884   1,128         534          7,546
  Revisions of previous
    estimates................   (8.4)    (.4)        1.6           (7.2)      (94)    (66)         (6)          (166)
  Extensions, discoveries and
    other additions..........   26.7    11.6        29.7           68.0       636     235          35            906
  Production.................  (24.2)   (7.9)       (6.0)         (38.1)     (577)   (157)        (24)          (758)
  Purchases of reserves in
    place....................     .1     3.7          --            3.8        81     338           8            427
  Sales of reserves in
    place....................     --    (2.9)         --           (2.9)      (72)    (57)        (25)          (154)
                               -----    ----        ----          -----     -----   -----         ---          -----
December 31, 1998............  226.6    72.4        46.6          345.6     5,858   1,421         522          7,801
  Revisions of previous
    estimates................   (9.0)   (1.9)         .3          (10.6)      (52)    (20)         (2)           (74)
  Extensions, discoveries and
    other additions..........   19.0     4.7         2.0           25.7       554     164         384          1,102
  Production.................  (20.9)   (7.1)       (4.8)         (32.8)     (543)   (156)        (32)          (731)
  Purchases of reserves in
    place....................     .5     1.0          --            1.5       138      53          --            191
  Sales of reserves in
    place....................     --      --          --             --        --      (9)         --             (9)
                               -----    ----        ----          -----     -----   -----         ---          -----
December 31, 1999............  216.2    69.1        44.1          329.4     5,955   1,453         872          8,280
  Revisions of previous
    estimates................     .3     6.4          .9            7.6       (66)    (95)        (10)          (171)
  Extensions, discoveries and
    other additions..........    7.5     3.8        15.3           26.6       625     231           8            864
  Production.................  (18.9)   (6.2)       (3.5)         (28.6)     (527)   (145)        (45)          (717)
  Purchases of reserves in
    place....................     .6      .1        14.7           15.4         5      22          --             27
  Sales of reserves in
    place....................   (1.5)     --        (1.5)          (3.0)      (12)     (4)        (30)           (46)
                               -----    ----        ----          -----     -----   -----         ---          -----
December 31, 2000............  204.2    73.2        70.0          347.4     5,980   1,462         795          8,237
                               =====    ====        ====          =====     =====   =====         ===          =====
PROVED DEVELOPED RESERVES
  December 31, 1997..........  203.9    62.8        15.6          282.3     4,641   1,053         233          5,927
  December 31, 1998..........  199.2    61.2        14.5          274.9     4,564   1,134         258          5,956
  December 31, 1999..........  168.3    57.5        13.5          239.3     4,715   1,180         314          6,209
  December 31, 2000..........  169.7    54.8        10.4          234.9     4,779   1,180         274          6,233

                           BURLINGTON RESOURCES, INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

     A summary of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves is shown below. Future net cash flows are computed using year end commodity prices, costs and statutory tax rates (adjusted for tax credits and other items) that relate to the Company's existing proved oil and gas reserves.

                                                                   DECEMBER 31, 2000
                                                     ---------------------------------------------
                                                       NORTH AMERICA
                                                     -----------------
                                                       USA     CANADA    INTERNATIONAL   WORLDWIDE
                                                     -------   -------   -------------   ---------
                                                                     (IN MILLIONS)
Future cash inflows................................  $52,400   $13,722      $3,895        $70,017
  Less related future Production costs.............    7,732     1,394         926         10,052
     Development costs.............................      670       656         632          1,958
     Income taxes..................................   14,959     4,655         773         20,387
                                                     -------   -------      ------        -------
Future net cash flows..............................   29,039     7,017       1,564         37,620
10% annual discount for estimated timing of cash
  flows............................................   15,173     2,879         764         18,816
                                                     -------   -------      ------        -------
Standardized measure of discounted future net cash
  flows............................................  $13,866   $ 4,138      $  800        $18,804
                                                     =======   =======      ======        =======

                                                                   DECEMBER 31, 1999
                                                      --------------------------------------------
                                                       NORTH AMERICA
                                                      ----------------
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
                                                      =======   ======      ======        =======

                           BURLINGTON RESOURCES INC.

                      SUPPLEMENTARY FINANCIAL INFORMATION

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves follows.

                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                     (IN MILLIONS)
January 1...................................................  $ 6,293   $ 5,144   $ 5,789
                                                              -------   -------   -------
Revisions of previous estimates
  Changes in prices and costs...............................   18,756     1,844    (1,017)
  Changes in quantities.....................................     (157)      (83)     (135)
  Changes in rate of production.............................     (157)      (92)     (274)
Additions to proved reserves resulting from extensions,
  discoveries and improved recovery, less related costs.....    2,613       723       547
Purchases of reserves in place..............................      191       168       183
Sales of reserves in place..................................      (46)       (6)     (102)
Accretion of discount.......................................      825       628       737
Sales of oil and gas, net of production costs...............   (2,575)   (1,769)   (1,700)
Net change in income taxes..................................   (8,023)     (815)      435
Other.......................................................    1,084       551       681
                                                              -------   -------   -------
Net change..................................................   12,511     1,149      (645)
                                                              -------   -------   -------
December 31.................................................  $18,804   $ 6,293   $ 5,144
                                                              =======   =======   =======

QUARTERLY FINANCIAL DATA -- UNAUDITED

                                             2000                                    1999
                             -------------------------------------   -------------------------------------
                               4TH       3RD       2ND       1ST       4TH       3RD       2ND       1ST
                             -------   -------   -------   -------   -------   -------   -------   -------
                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues(a)................  $999      $760      $680      $708      $690      $610      $516      $497
Operating Income
  (Loss)(b)(c).............   485       318       201       187       (81)      147        83        51
Net Income (Loss)(b)(c)....   304       200        94        77       (86)       56        22        (2)
Basic Earnings
  (Loss) per Common Share..  1.41       .93       .43       .36      (.40)      .26       .10      (.01)
Diluted Earnings (Loss) per
  Common Share.............  1.41       .93       .43       .35      (.40)      .26       .10      (.01)
Cash Dividends Declared per
  Common Share.............   .14       .13       .14       .14       .12       .11       .12       .11
Common Stock Price Range
  High.....................    52 7/8    40 3/4    46 1/4    39 1/2    39 1/4    46 3/4    47 5/8    42 5/16
  Low......................  $ 34 5/16 $ 29 1/4  $ 34 1/2  $ 25 3/4  $ 29 1/2  $ 35 5/8  $ 38 3/8  $ 29 1/2

---------------

(a) Pursuant to implementation of EITF No. 00-10, the Company has reclassified its transportation expenses from oil and gas revenues to costs and expenses for all periods presented.

(b) During the fourth quarter of 1999, as a result of the Acquisition, the Company recorded a pretax charge of $37 million for severance and transaction costs ($26 million after tax).

(c) During the fourth quarter of 1999, as a result of a downward adjustment associated with the performance of certain properties, the Company recognized a non-cash, pretax charge of $225 million ($140 million after tax).

                                   ITEM NINE

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

                              ITEMS TEN AND ELEVEN

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE COMPENSATION

     Executive officers of the Registrant

     Bobby S. Shackouls, 50 -- Chairman of the Board, President and Chief Executive Officer, Burlington Resources Inc., July 1997 to present. President and Chief Executive Officer, Burlington Resources Inc., December 1995 to July 1997; President and Chief Executive Officer, Burlington Resources Oil & Gas Company, October 1994 to June 1998.

     Randy L. Limbacher, 42 -- President and Chief Executive Officer, BROG GP Inc., general partner of Burlington Resources Oil & Gas Company LP, December 2000 to present. President and Chief Executive Officer, Burlington Resources Oil & Gas Company, July 1998 to December 2000. Vice President, Gulf Coast Division, Burlington Resources Oil & Gas Company, February 1997 to June 1998; Vice President, Farmington Region, Burlington Resources Oil & Gas Company, June 1993 to January 1997.

     L. David Hanower, 41 -- Senior Vice President, Law and Administration, Burlington Resources Inc., July 1998 to present. Senior Vice President, Law, Burlington Resources Inc., April 1996 to June 1998, Vice President, Law, Burlington Resources Inc., April 1991 to April 1996; Senior Vice President, Law, Burlington Resources Oil & Gas Company, July 1993 to June 1998.

     Steven J. Shapiro, 48 -- Senior Vice President and Chief Financial Officer, Burlington Resources Inc., October 2000 to present. Senior Vice President, Chief Financial Officer and Director, Vastar Resources, Inc., 1993 to September 2000.

     John A. Williams, 56 -- Senior Vice President, Exploration, BROG GP Inc., general partner of Burlington Resources Oil & Gas Company LP, December 2000 to present. Senior Vice President, Exploration, Burlington Resources Oil & Gas Company, July 1998 to December 2000. Senior Vice President, Exploration, Burlington Resources Inc., October 1997 to June 1998; Senior Vice President, Exploration and Production, The Louisiana Land and Exploration Company, September 1995 to October 1997.

     A definitive proxy statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") of the Company will be filed no later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference.

                                  ITEM TWELVE

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required is set forth under the caption "Stock Ownership of Management and Certain Other Holders" in the Proxy Statement and is incorporated herein by reference.

                                 ITEM THIRTEEN

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Any information required is set forth under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

                                 ITEM FOURTEEN

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION
  Consolidated Statement of Income..........................   22
  Consolidated Balance Sheet................................   23
  Consolidated Statement of Cash Flows......................   24
  Consolidated Statement of Stockholders' Equity............   25
  Notes to Consolidated Financial Statements................   26
  Report of Independent Accountants.........................   44
  Supplemental Oil and Gas Disclosures -- Unaudited.........   45
  Quarterly Financial Data -- Unaudited.....................   49
AMENDED EXHIBIT INDEX.......................................  A-1

REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

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


               By /s/ BOBBY S. SHACKOULS                  Chairman of the Board,         January 17, 2001
 -----------------------------------------------------    President and Chief Executive
                   Bobby S. Shackouls                     Officer

                 /s/ STEVEN J. SHAPIRO                    Senior Vice President and      January 17, 2001
--------------------------------------------------------  Chief Financial Officer
                   Steven J. Shapiro

                   /s/ PHILIP W. COOK                     Vice President,                January 17, 2001
--------------------------------------------------------  Controller and Chief
                     Philip W. Cook                       Accounting Officer

                 /s/ S. PARKER GILBERT                    Director                       January 17, 2001
--------------------------------------------------------
                   S. Parker Gilbert

                   /s/ LAIRD I. GRANT                     Director                       January 17, 2001
--------------------------------------------------------
                     Laird I. Grant

                 /s/ JOHN T. LAMACCHIA                    Director                       January 17, 2001
--------------------------------------------------------
                   John T. Lamacchia

                 /s/ JAMES F. MCDONALD                    Director                       January 17, 2001
--------------------------------------------------------
                   James F. McDonald

                  /s/ KENNETH W. ORCE                     Director                       January 17, 2001
--------------------------------------------------------
                    Kenneth W. Orce

                 /s/ DONALD M. ROBERTS                    Director                       January 17, 2001
--------------------------------------------------------
                   Donald M. Roberts

                  /s/ JOHN F. SCHWARZ                     Director                       January 17, 2001
--------------------------------------------------------
                    John F. Schwarz

                 /s/ WALTER SCOTT, JR.                    Director                       January 17, 2001
--------------------------------------------------------
                   Walter Scott, Jr.

                           BURLINGTON RESOURCES INC.

                             AMENDED EXHIBIT INDEX

     The following exhibits are filed as part of this report.

EXHIBIT                                                                   PAGE
NUMBER                             DESCRIPTION                           NUMBER
-------                            -----------                           ------
  3.1      Certificate of Incorporation of Burlington Resources Inc. as
           amended November 18, 1999 (Exhibit 3.1 to Form 10-K, filed
           March 17, 2000).............................................   *
  3.2      By-Laws of Burlington Resources Inc. amended as of December
           6, 2000.....................................................
  4.1      Form of Shareholder Rights Agreement dated as of December
           16, 1998, between Burlington Resources Inc. and Bank Boston,
           N.A. which includes, as Exhibit A thereto, the form of
           Certificate of Designation specifying terms of the Series A
           Junior Participating Preferred Stock and, as Exhibit B
           thereto, the form of Rights Certificate (Exhibit 1 to Form
           8-A, filed December 1998)...................................   *
  4.2      Indenture, dated as of June 15, 1990, between the Burlington
           Resources Inc. and Citibank, N.A. (as Trustee), including
           Form of Debt Securities (Exhibit 4.2 to Form 8, filed
           February 1992)..............................................   *
  4.3      Indenture, dated as of October 1, 1991, between the
           Burlington Resources Inc. and Citibank, N.A. (as Trustee),
           including Form of Debt Securities (Exhibit 4.3 to Form 8,
           filed February 1992)........................................   *
  4.4      Indenture, dated as of April 1, 1992, between the Burlington
           Resources Inc. and Citibank, N.A. (as Trustee), including
           Form of Debt Securities (Exhibit 4.4 to Form 8, filed March
           1993).......................................................   *
  4.5      Indenture dated as of June 15, 1992 among The Louisiana Land and Exploration Company ("LL&E") and Texas Commerce Bank
           National Association (as Trustee) (Exhibit 4.1 to LL&E's
           Form S-3, as amended, filed November 1993)..................   *
+10.1      The 1988 Burlington Resources Inc. Stock Option Incentive
           Plan as amended (Exhibit 10.4 to Form 8, filed March
           1993).......................................................   *
+10.2      Burlington Resources Inc. Incentive Compensation Plan as
           amended and restated (Exhibit 10.29 to Form 10-Q, filed
           November 2000)..............................................   *
           Amendment to Burlington Resources Inc. Incentive
           Compensation Plan dated December 2000.......................
+10.3      Burlington Resources Inc. Senior Executive Survivor Benefit
           Plan dated as of January 1, 1989 (Exhibit 10.11 to Form 8,
           filed February 1989)........................................   *
+10.4      Burlington Resources Inc. Deferred Compensation Plan as
           amended and restated (Exhibit 10.4 to Form 10-K, filed
           February 1997)..............................................   *
+10.5      Burlington Resources Inc. Supplemental Benefits Plan as
           amended and restated (Exhibit 10.5 to Form 10-K, filed
           February 1997)..............................................   *
+10.6      Employment Contract between Burlington Resources Inc. and
           Bobby S. Shackouls (Exhibit 10.7 to Form 10-K, filed
           February 1996)..............................................   *
           Amendment to Employment Contract between Burlington
           Resources Inc. and Bobby S. Shackouls, dated July 9, 1997
           (Exhibit 10.6 to Form 10-K, filed February 1998)............   *
           Amendment to Employment Contract between the Company and
           Bobby S. Shackouls (Exhibit 10.29 to Form 10-Q, filed August
           1999).......................................................   *
+10.7      Burlington Resources Inc. Compensation Plan for Non-Employee
           Directors as amended and restated (Exhibit 10.8 to Form
           10-K, filed February 1997)..................................   *
+10.8      Amended and Restated Burlington Resources Inc. Executive
           Change in Control Severance Plan, formerly known as the Key
           Executive Severance Protection Plan.........................
+10.9      Burlington Resources Inc. Retirement Income Plan for
           Directors (Exhibit 10.21 to Form 8, filed February 1991)....   *
+10.10     Burlington Resources Inc. 1991 Director Charitable Award
           Plan, dated as of January 16, 1991 (Exhibit 10.22 to Form 8,
           filed February 1991)........................................   *
 10.11     Master Separation Agreement and documents related thereto
           dated January 15, 1992 by and among Burlington Resources
           Inc., El Paso Natural Gas Company and Meridian Oil Holding
           Inc., including exhibits (Exhibit 10.24 to Form 8, filed
           February 1992)..............................................   *
+10.12     Burlington Resources Inc. 1992 Stock Option Plan for
           Non-employee Directors (Exhibit 28.1 of Form S-8, No.
           33-46518, filed March 1992).................................   *
+10.13     Burlington Resources Inc. Key Executive Retention Plan and
           Amendments No. 1 and 2 (Exhibit 10.20 to Form 8, filed March
           1993).......................................................   *
           Amendments No. 3 and 4 to the Burlington Resources Inc. Key
           Executive Retention Plan (Exhibit 10.17 to Form 10-K, filed
           February 1994)..............................................   *

EXHIBIT                                                                   PAGE
NUMBER                             DESCRIPTION                           NUMBER
-------                            -----------                           ------
+10.14     Burlington Resources Inc. 1992 Performance Share Unit Plan
           as amended and restated (Exhibit 10.17 to Form 10-K, filed
           February 1997)..............................................   *
+10.15     Burlington Resources Inc. 1993 Stock Incentive Plan (Exhibit
           10.22 to Form 10-K, filed February 1994)....................   *
           Amendment to Burlington Resources Inc. 1993 Stock Incentive
           Plan dated April 2000.......................................
           Amendment to Burlington Resources 1993 Stock Incentive Plan
           dated December 2000 (filed as Exhibit 10.2 hereto)..........
+10.16     Burlington Resources Inc. 1994 Restricted Stock Exchange
           Plan (Exhibit 10.23 to Form 10-K, filed February 1995)......   *
           Amendment to Burlington Resources Inc. 1994 Restricted Stock
           Exchange Plan dated December 2000 (filed as Exhibit 10.2
           hereto).....................................................
+10.17     Burlington Resources Inc. 1997 Performance Share Unit Plan,
           (Exhibit 10.21 to Form 10-K, filed February 1997)...........   *
 10.18     $400 million Short-term Revolving Credit Agreement, dated as of February 25, 1998, as Amended and Restated February 23,
           1999 between Burlington Resources Inc. and Chase Bank of
           Texas, N.A., as agent (Exhibit 10.22 to Form 10-K filed
           February 1999)..............................................   *
           First Amendment and Restatement Agreement dated as of
           January 17, 2000 in respect of the Short-Term Revolving
           Credit Agreement (Exhibit 10.1 to Form 8-K, filed February
           2001).......................................................   *
           Second Amendment and Restatement Agreement dated as of March
           31, 2000 in respect of the Short-Term Revolving Credit
           Agreement (Exhibit 10.2 to Form 8-K filed February 2001)....   *
           Amendment dated as of November 30, 2000 in respect of the
           Short-Term Revolving Credit Agreement.......................
 10.19     $600 million Long-term Revolving Credit Agreement, dated as of February 25, 1998, between Burlington Resources Inc. and
           Morgan Guaranty Trust Company of New York as agent (Exhibit
           10.23 to Form 10-K filed February 1999).....................   *
           Amendment and Restatement Agreement dated as of February 23,
           1999 in respect of the Long-Term Revolving Credit Agreement
           (Exhibit 10.23 to Form 10-K filed February 1999)............   *
           Second Amendment and Restatement dated as of March 31, 2000 in respect of the Long-Term Credit Agreement (Exhibit 10.3
           to Form 8-K filed February 2001)............................   *
           Amendment dated as of November 30, 2000 in respect of the
           Long-Term Revolving Credit Agreement........................
+10.20     Form of Termination Agreement with Certain Senior Management
           Personnel as amended (Exhibit 10(a)(i) to LL&E's Form 10-K,
           filed March 1996)...........................................   *
+10.21     Form of The Louisiana Land and Exploration Company Deferred
           Compensation Arrangement for Selected Key Employees (Exhibit
           10(g) to LL&E's Form 10-K filed March 1991).................   *
           Amendment to the LL&E Deferred Compensation Arrangement for
           Selected Key Employees dated December 21, 1998 (Exhibit
           10.26 to Form 10-K filed February 1999).....................   *
+10.22     The LL&E Supplemental Excess Plan (Exhibit 10(j) to LL&E's
           Form 10-K filed
           March 1993).................................................   *
+10.23     Severance benefit agreement between Burlington Resources
           Inc. and John A. Williams, dated March 25, 1999 (Exhibit
           10.28 to Form 10-Q filed May 1999)..........................   *
+10.24     Form of agreement on pension related benefits with certain former Seattle holding company office employees (Exhibit
           10.26 to Form 10-K, filed March 17, 2000)...................   *
+10.25     Poco Petroleums Ltd. Incentive Stock Option Plan (Form S-8
           No. 333-91247, filed November 18, 1999).....................   *
+10.26     Employee Savings Plan for Eligible Employees of Poco
           Petroleums Ltd. (Exhibit 4.4 to Form S-8 No. 333-95071,
           filed January 20, 2000).....................................   *
+10.27     Burlington Resources Inc. Phantom Stock Plan for
           Non-Employee Directors (Exhibit 10.12 to Form 10-K, filed
           February 1996)..............................................   *
           First Amendment to the Burlington Resources Inc. Phantom
           Stock Plan for Non-Employee Directors (Exhibit 10.29 to Form
           10-Q, filed May 2000).......................................   *
+10.28     Burlington Resources Inc. 2000 Stock Option Plan for
           Non-Employee Directors (Exhibit 10.30 to Form 10-Q, filed
           August 2000)................................................   *
+10.29     Letter agreement regarding Steven J. Shapiro dated October
           18, 2000....................................................
+10.30     Burlington Resources Inc. 2001 Performance Share Unit
           Plan........................................................

EXHIBIT                                                                   PAGE
NUMBER                             DESCRIPTION                           NUMBER
-------                            -----------                           ------
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