Form 10-Q
period 2001-03-31
BURLINGTON RESOURCES INC
filed 2001-04-25
CIK 833320

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-9971

                            BURLINGTON RESOURCES INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            91-1413284
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

5051 Westheimer, Suite 1400, Houston, Texas                       77056
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (713) 624-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes        X                           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                      Outstanding

Common Stock, par value $.01 per share,
          as of March 31, 2001                     211,493,213

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                                   FIRST QUARTER
                                                                                             -------------------------
                                                                                                 2001           2000
                                                                                             ----------     ----------

                                                                                      (In Millions, Except per Share Amounts)

Revenues........................................................................             $  1,143      $    708
                                                                                              --------       -------
Costs and Expenses
Production Taxes................................................................                   63            33
Transportation Expense..........................................................                   63            55
Production and Processing.......................................................                  120           116
Depreciation, Depletion and Amortization........................................                  170           180
Exploration Costs...............................................................                   70            98
Administrative..................................................................                   46            39
                                                                                              --------       -------
Total Costs and Expenses........................................................                  532           521
                                                                                              --------       -------

Operating Income................................................................                  611           187
Interest Expense................................................................                   45            50
Other Expense - Net.............................................................                    9             -
                                                                                              --------       -------
Income Before Income Taxes......................................................                  557           137
Income Tax Expense..............................................................                  224            60
                                                                                              --------       -------
Net Income Before Cumulative Effect of Change in Accounting Principle...........                  333            77
Cumulative Effect of Change in Accounting Principle - Net.......................                    3             -
                                                                                              --------       --------
Net Income......................................................................             $    336      $     77
                                                                                              ========       ========

Earnings per Common Share

Basic
     Before Cumulative Effect of Change in Accounting Principle.................             $   1.56      $     .36
     Cumulative Effect of Change in Accounting Principle - Net..................                  .01              -
                                                                                              --------       --------
     Net Income.................................................................             $   1.57      $     .36
                                                                                              ========       ========
Diluted
     Before Cumulative Effect of Change in Accounting Principle.................              $  1.55      $     .35
     Cumulative Effect of Change in Accounting Principle - Net..................                  .01              -
                                                                                              --------       --------
     Net Income.................................................................              $  1.56      $     .35
                                                                                              ========       ========


          See accompanying Notes to Consolidated Financial Statements.


                            BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                        March 31,                 December 31,
                                                                                           2001                       2000
                                                                                     -----------------          -----------------
                                                                                     --------------------------------------------
                                                                                           (In Millions, Except Share Data)

ASSETS
Current Assets
Cash and Cash Equivalents........................................................       $       504                $    132
Accounts Receivable..............................................................               701                     809
Commodity Hedging Contracts and Other Derivatives................................                91                      --
Inventories......................................................................                64                      45
Other Current Assets.............................................................                21                      25
                                                                                            --------                --------
                                                                                              1,381                   1,011
                                                                                            --------                --------
Oil & Gas Properties (Successful Efforts Method).................................            13,282                  13,118
Other Properties.................................................................             1,059                   1,019
                                                                                            --------                --------
                                                                                             14,341                  14,137
Accumulated Depreciation, Depletion and Amortization.............................             7,926                   7,830
                                                                                            --------                --------
Properties - Net.................................................................             6,415                   6,307
                                                                                            --------                --------
Commodity Hedging Contracts and Other Derivatives................................                21                      --
                                                                                            --------                --------
Other Assets.....................................................................               197                     188
                                                                                            --------                --------
Total Assets.....................................................................       $     8,014                $  7,506
                                                                                            ========                ========

LIABILITIES
Current Liabilities
Accounts Payable.................................................................       $       722                $    619
Commodity Hedging Contracts and Other Derivatives................................               275                      --
Taxes Payable....................................................................               146                      55
Accrued Interest.................................................................                41                      33
Dividends Payable................................................................                29                      30
Other Current Liabilities........................................................                16                      21
                                                                                            --------                --------
                                                                                              1,229                     758
                                                                                            --------                --------
Long-term Debt...................................................................             2,371                   2,301
                                                                                            --------                --------
Deferred Income Taxes............................................................               283                     266
                                                                                            --------                --------
Commodity Hedging Contracts and Other Derivatives................................                51                      --
                                                                                            --------                --------
Other Liabilities and Deferred Credits...........................................               413                     431
                                                                                            --------                --------

Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share
(Authorized 75,000,000 Shares; One Share Issued).................................                --                     --
Common Stock, Par Value $.01 Per Share
(Authorized 325,000,000 Shares; Issued 241,188,695 Shares).......................                 2                       2
Paid-in Capital..................................................................             3,944                   3,944
Retained Earnings................................................................             1,191                     884
Deferred Compensation - Restricted Stock.........................................               (15)                     (5)
Accumulated Other Comprehensive Loss.............................................              (255)                    (70)
Cost of Treasury Stock
(29,695,482 and 25,619,893 Shares for 2001 and 2000, respectively)...............            (1,200)                 (1,005)
                                                                                            --------                --------
Stockholders' Equity.............................................................             3,667                   3,750
                                                                                            --------                --------
Total Liabilities and Stockholders' Equity.......................................       $     8,014                $  7,506
                                                                                            ========                ========

          See accompanying Notes to Consolidated Financial Statements.


                      BURLINGTON RESOURCES INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                                                     FIRST QUARTER
                                                                                ------------------------
                                                                                   2001          2000
                                                                                -----------   ----------
                                                                                ------------------------
                                                                                      (In Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.....................................................................   $  336        $   77
Adjustments to Reconcile Net Income to Net Cash
Provided By Operating Activities
   Depreciation, Depletion and Amortization....................................      170           180
   Deferred Income Taxes.......................................................      110            55
   Exploration Costs...........................................................       70            98
   Changes in Derivative Fair Values...........................................      (11)           --
Working Capital Changes
   Accounts Receivable.........................................................      108             6
   Inventories.................................................................      (19)           (3)
   Other Current Assets........................................................        4            (4)
   Accounts Payable............................................................       25           (68)
   Taxes Payable...............................................................       94           (31)
   Accrued Interest............................................................        8             8
   Other Current Liabilities...................................................       (5)           27
Other..........................................................................      (17)          (30)
                                                                                   -------       -------
      Net Cash Provided By Operating Activities................................      873           315
                                                                                   -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Properties........................................................     (371)         (226)
Other..........................................................................       (1)           16
                                                                                   -------       -------
      Net Cash Used In Investing Activities....................................     (372)         (210)
                                                                                   -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings.......................................................      400            --
Reduction in Borrowings........................................................     (320)         (169)
Dividends Paid.................................................................      (30)            -
Common Stock Purchases.........................................................     (224)          (35)
Common Stock Issuances.........................................................       31             8
Other..........................................................................       14             2
                                                                                   -------       -------
      Net Cash Used In Financing Activities....................................     (129)         (194)
                                                                                   -------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     372           (89)

CASH AND CASH EQUIVALENTS
Beginning of Year..............................................................      132            89
                                                                                   -------       -------
End of Period..................................................................   $  504        $    -
                                                                                   =======       =======


          See accompanying Notes to Consolidated Financial Statements.


                            BURLINGTON RESOURCES INC.
                   Notes TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

     The 2000 Annual Report on Form 10-K (Form 10-K) of Burlington Resources Inc. (the "Company"), includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q (Quarterly Report). The financial statements for the periods presented herein are unaudited and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The consolidated financial statements include certain reclassifications that were made to conform to current period presentation.

     Basic earnings per common share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 214 million and 216 million for the first quarter of 2001 and 2000, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 215 million and 216 million for the first quarter of 2001 and 2000, respectively. No adjustments were made to reported net income in the computation of EPS.

2.       COMPREHENSIVE INCOME

     The following table presents comprehensive income for first quarter 2001.

                                                                                           FIRST QUARTER
                                                                                               2001
                                                                                        -----------------
                                                                                           (In Millions)
Accumulated other comprehensive loss - December 31, 2000..............................           $   (70)

Net income............................................................................  $  336
                                                                                         ------
Other comprehensive loss - net of tax

     Hedging activities
          Cumulative effect of change in accounting principle - January 1, 2001.......    (366)
          Current period changes in fair value of settled contracts...................      54
          Reclassification adjustments for settled contracts..........................     186
          Changes in fair value of outstanding hedging positions......................     (17)
                                                                                         ------
               Hedging activities.....................................................    (143)

     Foreign currency translation
          Foreign currency translation adjustments....................................     (42)
                                                                                         ------
Total other comprehensive loss........................................................    (185)     (185)
                                                                                         ------    ------
Comprehensive income..................................................................  $  151
                                                                                         =======
Accumulated other comprehensive loss - March 31, 2001.................................           $  (255)
                                                                                                  =======

     In the first quarter of 2000, comprehensive income was $78 million consisting of $77 million of net income and $1 million of gains from foreign currency translation adjustments.

3.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company enters into derivative contracts, primarily options and swaps, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. On January 1, 2001, the Company adopted Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Effective with the adoption of SFAS No. 133, all derivatives are recognized on the balance sheet and measured at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is either recognized in income along with an offsetting adjustment to the basis of the item being hedged or deferred in other comprehensive income to the extent the hedge is effective. To qualify for hedge accounting, the derivative must qualify as either a fair-value, cash-flow or foreign-currency hedge.

     The hedging relationship between the hedging instruments and hedged item must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. The Company measures effectiveness on a monthly basis. Hedge accounting is discontinued prospectively when a hedging instrument becomes ineffective. Gains and losses deferred in accumulated other comprehensive income related to cash flow hedge derivatives that become ineffective remain unchanged until the related production is delivered. Adjustment to the carrying amounts of hedged production is discontinued in instances where the related fair-value hedging instrument becomes ineffective. The balance in the fair value hedge adjustment account is recorded in income when the related production is delivered. If the Company determines that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

     Gains and losses on hedging instruments, related accumulated other comprehensive income and adjustments of the carrying amounts of hedged production are included in crude oil and natural gas revenues and are included in realized prices in the period that the related production is delivered. Gains and losses on hedging instruments which represent hedge ineffectiveness and other non-hedge derivative instruments are included in other revenues in the period in which they occur.

     The Company enters into gas swap agreements to fix the prices of anticipated future natural gas production and enters into gas swap agreements that convert its production back to market sensitive positions when matched against fixed-price gas sales. The Company enters into natural gas basis swap agreements to fix the sales price differential between the Company's marketing locations and Henry Hub. The Company enters into natural gas option agreements to establish floor and ceiling prices on anticipated future natural gas production. The Company also enters into natural gas option agreements to establish floor and ceiling prices on anticipated future natural gas production while allowing the Company to participate in upward price movements above a specified non-participation range. There were no net premiums received on the hedging contracts that allow the Company to participate in upward price movements above a specified non-participation price range.

     The Company also enters into crude oil swap agreements to fix the price of anticipated future crude oil production and purchases call options agreements that allow the Company to participate in market price increases that exceed hedge prices established when the Company enters into a swap.

     As of March 31, 2001, the Company had the following natural gas volumes hedged.

Natural Gas Fixed-price Swaps

                                                                      Average               Fair Value
                   Production               Volumes                Hedge/Strike              Liability
                     Period                 (MMBTU)                    Price               (In Millions)
                 ---------------       ------------------         ----------------      --------------------
                        2001              49,431,125                   $2.39                  $(139)
                        2002              11,861,175                    3.02                    (19)
                   2003 to 2007           23,742,340                   $3.39                  $ (14)


Natural Gas Basis Swaps
                                                                                           Fair Value
                   Production               Volumes                   Basis                 Liability
                     Period                 (MMBTU)               Differential            (In Millions)
                 ---------------       ------------------        ----------------      --------------------
                      2001                26,111,125                 $(.04)                   $(25)
                      2002                 9,331,175                  (.19)                     (1)
                  2003 to 2007            23,742,340                 $(.19)                   $ (3)


Natural Gas Options
                                                                     Average               Fair Value
  Production                                   Volumes                Strike           Asset/(Liability)
    Period            Option Type              (MMBTU)                Price              (In Millions)
---------------    -------------------    -------------------     ---------------     ---------------------
     2001          Puts purchased             51,520,000              $ 3.96                  $ 11
     2001          Calls sold                 51,520,000                7.89                    (6)
     2001          Calls purchased            42,320,000               10.24                     1
     2002          Puts purchased             30,250,000                3.84                    10
     2002          Calls sold                 30,250,000                7.84                    (5)
     2002          Calls purchased            25,750,000              $10.79                  $  1

     As of March 31, 2001, the fair value of the swap agreements the Company had entered into in order to convert the Company's fixed-price gas sales contracts to market sensitive positions was a $27 million asset offset by a $27 million liability basis adjustment to the carrying value of the fixed-price gas sales contracts. These arrangements are recorded as a revision to gas price in periods the production is delivered. All firm commitments qualify as fair-value hedges as of March 31, 2001.

     As of March 31, 2001, the Company had the following crude oil volumes hedged.

Crude Oil Swaps

                                                                      Average               Fair Value
                   Production              Volumes                 Hedge/Strike              Liability
                     Period               (Barrels)                    Price               (In Millions)
                 ---------------       -----------------          ----------------      --------------------
                      2001                12,375,000                  $19.96                   $(75)
                      2002                   180,000                  $21.91                   $ (1)

Crude Oil Call Options
                                                                     Average               Fair Value
                   Production               Volumes               Hedge/Strike                Asset
                     Period                (Barrels)                  Price               (In Millions)
                 ---------------       ------------------        -----------------      --------------------
                      2001                 8,250,000                  $19.70                   $50
                      2002                   180,000                  $19.89                   $ 1

     The derivative assets and liabilities represent the difference between hedged prices and market prices on hedged volumes of the commodities as of March 31, 2001. Hedging activities reduced natural gas and crude oil revenues by $289 million and $11 million, respectively, in the first quarter of 2001. In addition, a non-cash gain of $7 million was recorded in revenues associated with hedge ineffectiveness of cash-flow hedges of natural gas and crude oil options. There were no discontinued cash-flow hedges as of March 31, 2001.

     In accordance with the transition provisions of SFAS No. 133, on January 1, 2001, the Company recorded a net-of-tax cumulative-effect-type loss adjustment of $366 million in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. The Company recorded cash-flow hedge derivatives liabilities of $582 million ($361 million after tax), fair value hedge derivative assets of $16 million ($10 million after tax), related liability adjustments to book value of fair-value hedged items of $16 million ($10 million after tax) and a $3 million after tax non-cash gain was recorded in current earnings as a cumulative effect of accounting change.

     During the first quarter of 2001, losses of $387 million ($240 million after tax) were transferred from accumulated other comprehensive income and the fair value of outstanding derivative liabilities increased $27 million ($17 million after tax) resulting in an ending balance of $230 million ($143 million after tax) related to hedging activities in accumulated other comprehensive income at March 31, 2001. The Company expects to reclassify as reductions to earnings during the next twelve months $196 million ($122 million after tax) in accumulated other comprehensive income as of March 31, 2001. As of March 31, 2001, the Company had cash-flow hedge derivative assets of $82 million and derivative liabilities of $297 million (a net liability of $134 million after tax). The Company had fair-value hedge derivative assets of $27 million and offsetting liabilities of $27 million representing fair value adjustments to the carrying amount of related hedged firm commitments. The Company also had derivative instruments that do not qualify for hedge accounting with related assets of $3 million and liabilities of $2 million.

4.       COMMITMENTS AND CONTINGENT LIABILITIES

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

5.       LONG-TERM DEBT

     On February 12, 2001, the Company issued $400 million of fixed-rate debt with an interest rate of 6.68 percent due February 2011. This issuance reduced the Company's amount available under its shelf registration statement on file with the Securities and Exchange Commission to $600 million. During the first quarter of 2001, the Company repaid $2 million of fixed-rate debt and retired $318 million of commercial paper. Commercial paper outstanding at March 31, 2001 was $7 million at an average interest rate of 6 percent.

6.       PROPERTY ACQUISITIONS

     During the first quarter of 2001, the Company purchased from DIFCO Limited an additional 10 percent interest in 7 fields in the East Irish Sea for $25 million. The Company is the operator of the properties and now owns 100 percent of the assets. In January 2001, the Company's Canadian subsidiary, Burlington Resources Canada Energy Ltd. (BRCEL), acquired approximately 46 billion cubic feet of gas equivalent (BCFE) of proved reserves from Petrobank Energy and Resources Ltd. for $57 million. In January 2001, the Company also announced that BRCEL entered into an agreement with ATCO Gas to acquire properties in the Western Canadian Sedimentary Basin for approximately $328 million. The properties have net proved reserves of approximately 251 BCFE. Consummation of the transaction is expected to close by mid-year pending government and regulatory approval.

7.       SEGMENT AND GEOGRAPHIC INFORMATION

     The Company's reportable segments are North America and International. Both segments are engaged principally in the exploration, development, production and marketing of oil and gas. The North America segment is responsible for the Company's operations in the USA and Canada and the International segment is responsible for all operations outside that geographical region. The accounting policies for the segments are the same as those disclosed in Note 1 of Notes to Consolidated Financial Statements included in the Company's Form 10-K. There are no significant intersegment sales or transfers.

         The following tables present information about reported segment operations.


                                                     First Quarter 2001
                                      --------------------------------------------------
                                          North America
                                      ----------------------
                                         USA       Canada    International     Total
                                      --------------------------------------------------
                                                        (In Millions)
Revenues.........................      $   743    $   345       $    55        $1,143
Operating income.................      $   400    $   238       $    24        $  662


                                                     First Quarter 2000
                                      --------------------------------------------------
                                          North America
                                      ----------------------
                                         USA       Canada    International     Total
                                      --------------------------------------------------
                                                        (In Millions)

Revenues.........................      $   509    $   144       $    55        $  708
Operating income.................      $   176    $    31       $    25        $  232



     The  following  is  a  reconciliation   of  segment   operating  income  to
consolidated income before income taxes.

                                                                    First Quarter
                                                             ---------------------------
                                                                2001            2000
                                                             -----------    ------------
                                                                   (In Millions)

Total operating income for reportable segments..............    $ 662           $ 232
Corporate expenses..........................................       51              45
Interest expense............................................       45              50
Other expense - net.........................................        9               -
                                                             -----------    ------------
Consolidated income before income taxes.....................    $ 557           $ 137
                                                             ===========    ============




         The following is revenue by geographic location.

                                                                   First Quarter
                                                             --------------------------
                                                                2001           2000
                                                             -----------    -----------
                                                                   (In Millions)
USA.........................................................  $   743           $ 509
Canada......................................................      345             144
Other international.........................................       55              55
                                                             -----------    -----------
Consolidated revenues.......................................  $ 1,143           $ 708
                                                             ===========    ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

     The Company's long-term debt to total capital ratio at March 31, 2001 and December 31, 2000 was 39 percent and 38 percent, respectively. On February 12, 2001, the Company issued $400 million of fixed-rate debt with an interest rate of 6.68 percent due February 2011. This issuance reduced the Company's amount available under its shelf registration statement on file with the Securities and Exchange Commission to $600 million. During the first quarter of 2001, the Company repaid $2 million of fixed-rate debt and retired $318 million of commercial paper. Commercial paper outstanding at March 31, 2001 was $7 million at an average interest rate of 6 percent.

     The Company had unused credit commitments in the form of revolving credit facilities ("revolvers") as of March 31, 2001. These revolvers are available to cover debt due within one year, therefore, commercial paper, credit facility notes and fixed-rate debt due within one year are classified as long-term debt. The revolvers are comprised of agreements for $600 million, $400 million and $318 million. The $600 million revolver expires in February 2003 and the $400 million and $318 million revolvers expire in March 2002 unless renewed by mutual consent. The Company has the option to convert the outstanding balances on the $400 million and $318 million revolvers to one year term notes at expiration of the agreements.

     In December 2000, the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's Common Stock. During the first quarter of 2001, the Company repurchased 5,201,000 shares of its Common Stock for approximately $240 million. As of March 31, 2001, $16 million of the share repurchases were not cash settled.

     Net cash provided by operating activities during the first quarter of 2001 was $873 million compared to $315 million in 2000. The increase was primarily due to higher operating income and higher working capital and other changes. Operating income was higher principally as a result of higher commodity prices.

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

Capital Expenditures

     Capital expenditures for the first quarter of 2001 totaled $413 million compared to $226 million in 2000. The Company invested $278 million on internal development and exploration of oil and gas properties during the first quarter of 2001 compared to $214 million in 2000. The Company invested $90 million for property acquisitions in first quarter 2001 compared to $4 million in 2000.

     During the first quarter of 2001, the Company purchased from DIFCO Limited an additional 10 percent interest in 7 fields in the East Irish Sea for $25 million. The Company is the operator of the properties and now owns 100 percent of the assets. In January 2001, the Company's Canadian subsidiary, Burlington Resources Canada Energy Ltd. (BRCEL), acquired approximately 46 billion cubic feet of gas equivalent (BCFE) of proved reserves from Petrobank Energy and Resources Ltd. for $57 million. In January 2001, the Company also announced that BRCEL entered into an agreement with ATCO Gas to acquire properties in the Western Canadian Sedimentary Basin for approximately $328 million. The properties have net proved reserves of approximately 251 BCFE. Consummation of the transaction is expected to close by mid-year pending government and regulatory approval.

Dividends

     On April 18, 2001, the Board of Directors declared a quarterly common stock cash dividend of $.1375 per share, payable July 3, 2001.

Results of Operations - First Quarter 2001 Compared to First Quarter 2000

     The Company reported net income of $336 million or $1.56 diluted earnings per common share in first quarter 2001 compared to net income of $77 million or $.35 diluted earnings per common share in 2000. Net income in first quarter 2001 included a non-cash after tax gain of $7 million or $.03 per diluted share consisting of the cumulative effect of change in accounting principle and cash-flow hedge ineffectiveness related to Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). For more discussion of SFAS No. 133, see ITEM 3.

     Revenues were $1,143 million in first quarter 2001 compared to $708 million in 2000. Average gas prices, including a $1.60 loss per MCF related to hedging activities, increased 106 percent to $5.32 per MCF in first quarter 2001 resulting in increased revenues of $495 million. Average oil prices, including a $1.72 loss per barrel related to hedging activities, increased 11 percent to $26.43 per barrel in first quarter 2001 resulting in increased revenues of $17 million. Oil sales volumes decreased 23 percent in first quarter 2001 to 69.8 MBbls per day and gas sales volumes decreased 5 percent to 2,009 MMCF per day which decreased revenues $47 million and $31 million, respectively. Oil sales volumes decreased primarily due to natural production declines in the Gulf Coast and Mid-Continent areas and property sales in Mid-Continent. Revenues also include a $7 million non-cash gain related to cash-flow hedge ineffectiveness.

     Costs and Expenses were $532 million in first quarter 2001 compared to $521 million in 2000. The increase was primarily due to a $30 million increase in production taxes, an $8 million increase in transportation expenses, a $4 million increase in production and processing expenses and a $7 million increase in administrative expenses partially offset by a $28 million decrease in exploration costs and a $10 million decrease in depreciation, depletion and amortization (DD&A). Production taxes increased primarily due to higher oil and gas revenues. Transportation expenses increased due to new agreements, higher tariffs and higher fuel charges. Administrative expenses increased primarily due to non-recurring payroll related costs. Exploration costs decreased primarily due to lower geological and geophysical expense of $21 million and lower exploratory dry hole costs of $8 million, partially offset by higher lease impairment expense of $1 million. DD&A decreased due to lower production volumes partially offset by a higher unit of production rate related to changes in production mix.

     Interest Expense was $45 million in first quarter 2001 compared to $50 million in 2000. The decrease was primarily due to lower fixed-rate debt balances during 2001.

     Other Expense - Net was an expense of $9 million in first quarter 2001 compared to nil in 2000. This increase is primarily due to changes in foreign currency exchange rates and other miscellaneous expenses.

     Income taxes were an expense of $224 million in first quarter 2001 as compared to $60 million in 2000. The increase in tax expense was primarily due to higher pretax income.


ITEM 3.     Quantitative and Qualitative Disclosures about Commodity Risk

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

     The Company utilizes over-the-counter price and basis swaps as well as options to hedge its production in order to decrease its price risk exposure. The gains and losses realized as a result of these price and basis derivative transactions are substantially offset when the hedged commodity is delivered. In order to accommodate the needs of its customers, the Company also uses price swaps to convert natural gas sold under fixed-price contracts to market sensitive prices.

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company's derivative instruments. At March 31, 2001, the potential decrease in fair value of derivative instruments assuming a 10 percent adverse movement (an increase in the underlying commodities prices) would result in a $60 million increase in the fair value of the net liabilities related to commodity hedging activities.

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

     On January 1, 2001, the Company adopted SFAS No. 133. This pronouncement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

     In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type loss adjustment of $366 million in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. The Company recorded cash-flow hedge derivatives liabilities of $582 million ($361 million after tax), fair-value hedge derivative assets of $16 million ($10 million after tax), related liability adjustments to book value of fair-value hedged items of $16 million ($10 million after tax) and a $3 million after tax non-cash gain was recorded in current earnings as a cumulative effect of accounting change.

    During the first quarter of 2001, losses of $387 million ($240 million after tax) were transferred from accumulated other comprehensive income and the fair value of outstanding derivative liabilities increased $27 million ($17 million after tax) resulting in an ending balance of $230 million ($143 million after tax) related to hedging activities in accumulated other comprehensive income at March 31, 2001. The Company expects to reclassify as reductions to earnings during the next twelve months $196 million ($122 million after tax) in accumulated other comprehensive income as of March 31, 2001. As of March 31, 2001, the Company had cash-flow hedge derivative assets of $82 million and derivative liabilities of $297 million (a net liability of $134 million after tax). The Company had fair-value hedge derivative assets of $27 million and offsetting liabilities of $27 million representing fair value adjustments to the carrying amount of related hedged firm commitments. The Company also had derivative instruments that do not qualify for hedge accounting with related assets of $3 million and liabilities of $2 million.


Forward-looking Statements

     This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company's current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company's 2000 Form 10-K.

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

                10.1                Amendment, dated as of March 29, 2001,
                                    of the $400 million Short-Term Revolving
                                    Credit Agreement among Burlington
                                    Resources Inc. and the several financial institutions listed therein

                10.2                Burlington Resources Inc. 2001 Performance
                                    Share Unit Plan



*       Exhibit incorporated by reference.



              B.  Reports on Form 8-K

               On February 8, 2001, the Company filed Form 8-K in connection with its February 2001 issuance of $400 million, 6.68% Notes.

Items 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BURLINGTON RESOURCES INC.
                                             --------------------------
                                                   (Registrant)



                                             By     /s/ STEVEN J. SHAPIRO
                                                    ----------------------
                                                    Steven J. Shapiro
                                                    Senior Vice President,
                                                    Chief Financial Officer and
                                                    Authorized Signatory





Date:  April 25, 2001

                                  Exhibit 10.1


Amendment, dated as of March 29, 2001, of the $400 million Short-Term Revolving Credit Agreement among Burlington Resources Inc. and the several financial institutions listed therein.

                              AMENDMENT   dated  as  of  March  29,  2001  (this
                    "Amendment") in respect of the SHORT-TERM REVOLVING CREDIT AGREEMENT dated as of February 25, 1998, as amended and restated pursuant to the Amendment and Restatement Agreement dated as of February 23, 1999, as amended as of January 17, 2000, as amended and restated pursuant to the Second Amendment and Restatement Agreement dated as of March 31, 2000 and as amended as of November 30, 2000 (the "Credit Agreement"), among BURLINGTON RESOURCES INC., a Delaware corporation (the "Borrower"), the financial institutions (the "Lenders") listed on the signature pages hereof, Citibank, N.A., as syndication agent for the Lenders, The Chase Manhattan Bank (f/k/a Chase Bank of Texas, N.A.) ("Chase" and, in its capacity as administrative agent for the Lenders, the "Administrative Agent"), Chase, as auction administrative agent for the Lenders (in such capacity, the Auction Administrative Agent), and Bank of America, N.A. and Fleet National Bank, as co-documentation agents for the Lenders.

               The Borrower has advised the Lenders (i) that it desires to amend the Credit Agreement to, among other things, extend the Stated Termination Date thereof an additional 364 days and (ii) that the Canadian Revolving Credit Agreement is being amended to, among other things, extend the Stated Termination Date thereof an additional 364 days (the "Canadian Short-Term Amendment"), and have requested in connection therewith that the Credit Agreement be amended as set forth in Section 1 below and the parties hereto are willing so to amend the Credit Agreement. Each capitalized term used but not defined herein has the meaning assigned thereto in the Credit Agreement.

               In consideration of the premises and the agreements, provisions and covenants herein contained, the parties hereto hereby agree, on the terms and subject to the conditions set forth herein, as follows:

               SECTION 1. Amendment. Upon the effectiveness of this Amendment as provided in Section 3 below, the Credit Agreement shall be amended as follows:

               (a) Amendment of Definition of Eligible Assignee. The definition of "Eligible Assignee" in Section 1.01 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

               ""Eligible Assignee" means, with respect to any particular assignment under Section 8.07, any bank or other entity approved in writing by the Borrower expressly with respect to such assignment and, except as to such an assignment by Chase so long as Chase is the Administrative Agent hereunder, the Administrative Agent shall be an Eligible Assignee for purposes of this Agreement, provided that neither the Administrative Agent's nor the Borrower's approval shall be unreasonably withheld, and provided further that no such approval shall be necessary if (i) the assignee is a Lender Affiliate, (ii) the assignee was a Lender immediately prior to such assignment, or (iii) if an Event of Default shall then be continuing."

               (b) Addition of Definition of Lender Affiliate. Section 1.01 of the Credit Agreement is hereby amended by inserting the following definition immediately prior to the definition of "Lenders":

               ""Lender Affiliate" means, with respect to any Lender, (a) an Affiliate of such Lender or (b) any entity (whether a corporation, partnership, trust or otherwise) that is engaged in making, purchasing, holding or otherwise investing in bank loans and similar extensions of credit in the ordinary course of its business and is administered or managed by a Lender or an Affiliate of such Lender (with such Lender or Affiliate having the sole right and responsibility with respect to the approval of amendments and waivers to this Agreement, the Notes and all related agreements and instruments entered into from time to time)."

               (c) Extension of Stated Termination Date. The definition of "Stated Termination Date" in Section 1.01 of the Credit Agreement is hereby amended by deleting the reference to "March 29, 2001" and replacing it with the date "March 28, 2002."

               (d) Amendment of Section 8.07(a). Section 8.07(a) is hereby deleted in its entirety and replaced with the following:

               "(a) Each Lender  (other than a Designated  Bidder) may assign to one or more banks or other entities all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment, the A Advances owing to it and the Note or Notes held by
          it); provided, however, that each such assignment shall be to an Eligible Assignee, and the parties to each such assignment shall execute and deliver to the Administrative Agent, for its acceptance and recording in the Register, an Assignment and Acceptance, together with any Note or Notes subject to such assignment and, except in the case of an assignment to a Lender Affiliate, a processing and recordation fee of $3,000, and shall send to the Borrower an executed counterpart of such Assignment and Acceptance, and provided further, however, that (i) the sum of (x) the amount of the Commitment of the assigning Lender being assigned to the assignee pursuant to each such assignment (determined as of the date of the Assignment) plus (y) the amount of the "Commitment" of the assigning Lender under the Long-Term Revolving Credit Agreement contemporaneously assigned by such assigning Lender to such assignee as contemplated by clause (iii) of this sentence must be equal to or greater than $25,000,000, or if less, the entire amount of such assigning Lender's "Commitment" (unless the Borrower and the Administrative Agent shall otherwise consent, which consent may be withheld for any reason) and must be an integral multiple of $1,000,000, (ii) any assignment to a Lender Affiliate will not relieve the assigning Lender of its obligation to make Advances hereunder timely in accordance with the terms hereof in the event such Lender Affiliate shall fail to do so and (iii) except in the case of an assignment to a Lender Affiliate, each such assignment shall be of a constant, and not a varying, percentage of all such Lender's rights and obligations under this Agreement (other than any right to make B Advances, any B Advances or any Notes) and the same constant percentage of all such Lender's rights and obligations under the Long-Term Revolving Credit Agreement, if any, unless the Long-Term Revolving Credit Agreement has been terminated, shall be contemporaneously assigned by such assigning Lender to the same assignee pursuant to Section 8.07(a) of the Long-Term Revolving Credit Agreement. Upon the execution, delivery, acceptance and recording of each Assignment and Acceptance by the parties thereto, from and after the effective date specified in such Assignment and Acceptance, (x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Lender hereunder and (y) except as otherwise provided in clause (ii) above, the Lender assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement (and, except in the circumstances contemplated by clause (ii) above, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto, provided, however, that such assigning Lender shall retain any claim with respect to any fee, interest, cost, expense or indemnity which accrues, or relates to an event that occurs, prior to the date of such assignment pursuant to
          Section 2.03, 2.06, 2.07, 2.11, 2.12, 2.15 or 8.04)."

               (e) Conforming References. All references in the Credit Agreement and the Exhibits to the Credit Agreement and to the Canadian Revolving Credit Agreement shall be conformed to reflect this Amendment and the Revolving Short Term Amendment.

               SECTION  2.   Representations   and   Warranties.   The  Borrower
represents and warrants as of the effective date of this Amendment to each of the Lenders that:

               (a) Immediately before and immediately after giving effect to this Amendment, the representations and warranties set forth in the Credit Agreement are true and correct in all material respects with the same effect as if made on the effective date hereof, except to the extent such representations and warranties expressly relate to an earlier date.

               (b) Immediately before and immediately after giving effect to this Amendment, no Event of Default or Default has occurred and is continuing.

               SECTION 3. Conditions to Effectiveness. This Amendment shall become effective as of the date hereof when:

               (a) Chase shall have received counterparts of this Amendment that, when taken together, bear the signatures of the Borrower, the Administrative Agent, Chase and each Lender; and

               (b) the Administrative Agent shall have received the following, each dated the date of delivery thereof unless otherwise specified below (which date shall be selected by the Borrower and be the same for all documents and all Lenders), in form and substance satisfactory to the Administrative Agent and (except for the Notes, if any) in sufficient copies for each Lender:

                    (i) the Notes, to the order of the Lenders requesting Notes, respectively;

                    (ii) certified copies of the resolutions of the Board of Directors of the Borrower, approving (as appropriate) the borrowings contemplated by the Credit Agreement and authorizing the execution of this Amendment and the Notes, if any, and of all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Amendment and the Notes, if any;

                    (iii)  a  certificate  of  the  Secretary  or  an  Assistant
               Secretary of the Borrower (i) certifying names and true signatures of officers of such Person authorized to sign this Amendment and the Notes, if any and (ii) certifying that the representations and warranties set forth in the Credit Agreement are true and correct in all material respects with the same effect as if made on the effective date hereof, except to the extent such representations and warranties expressly relate to an earlier date;

                    (iv)   evidence  of  the   effectiveness   of  the  Canadian
               Short-Term Amendment;

                    (v) a favorable opinion of the Borrower's Vice President and
               General Counsel in substantially the form of Exhibit H to the Credit Agreement; and

                    (vi) a favorable  opinion of Jones, Day, Reavis & Pogue, New
               York,  counsel  to the  Borrower,  in  substantially  the form of
               Exhibit I-2 to the Credit Agreement.

               SECTION 4. Agreement. Except as specifically stated herein, the provisions of the Credit Agreement are and shall remain in full force and effect. As used therein, the terms "Credit Agreement", "herein", "hereunder", "hereinafter", "hereto", "hereof" and words of similar import shall, unless the context otherwise requires, refer to the Credit Agreement as amended hereby.

               SECTION 5. Applicable Law. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

               SECTION 6. Counterparts. This Amendment may be executed in two or more counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one contract.

               SECTION 7. Expenses. The Parent agrees to reimburse Chase for all out-of-pocket expenses incurred by it in connection with this Amendment including the reasonable fees, charges and disbursements of Cravath, Swaine & Moore, counsel for the Administrative Agent.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective authorized officers as of the day and year first written above.



                        BURLINGTON RESOURCES INC.



                        By: /s/ Daniel D. Hawk
                            Name:  Daniel D. Hawk
                            Title: Vice President and Treasurer


                        THE CHASE MANHATTAN BANK, as Administrative Agent



                        By: /s/ Russel A. Johnson
                            Name:  Russel A. Johnson
                            Title: Vice President


                        CITICORP USA INC., as Syndication Agent



                        By: /s/ Marjorie Futornick
                            Name:  Marjorie Futornick
                            Title: Vice President


                        BANK OF AMERICA, N.A.


                        By: /s/ Paul A. Squires
                            Name:  Paul A. Squires
                            Title: Managing Director


                        FLEET NATIONAL BANK, as Documentation Agent



                        By: /s/ Terrence Ronan
                            Name:  Terrence Ronan
                            Title: Managing Director

                             The Lenders

$32,500,000             THE CHASE MANHATTAN BANK


                        By: /s/ Russell A.Johnson
                            Name:  Russell A. Johnson
                            Title: Vice President


$32,500,000             CITICORP USA INC.



                        By: /s/ Marjorie Futornick
                            Name:  Marjorie Futornick
                            Title: Vice President


$32,500,000             BANK OF AMERICA, N.A.



                        By: /s/ Paul A. Squires
                            Name:  Paul A. Squires
                            Title: Managing Director


$32,500,000             FLEET NATIONAL BANK



                        By: /s/ Terrance Ronan
                            Name:  Terrance Ronan
                            Title: Managing Director


$26,000,000             MELLON BANK, N.A.



                        By: /s/ Richard A. Matthews
                            Name:  Richard A. Matthews
                            Title: Vice President

$26,000,000             WELLS FARGO BANK



                        By: /s/ Karen Patterson
                            Name:  Karen Patterson
                            Title: Vice President


$26,000,000             DEUTSCHE BANK AG NEW YORK
                         BRANCH AND/OR
                         CAYMAN ISLANDS BRANCH



                        By: /s/ Joel Makowsky
                            Name:  Joel Makowsky
                            Title: Vice President

                        By: /s/ Hans C. Narberhaus
                            Name:  Hans C. Narberhaus
                            Title: Vice President


$26,000,000             FUJI BANK



                        By: /s/ Jacques Azagury
                            Name:  Jacques Azagury
                            Title: Senior V.P. and Manager


$26,000,000             THE BANK OF TOKYO-MITSUBISHI, LTD.



                        By: /s/ K. Glasscock
                            Name:  K. Glasscock
                            itle:  V.P. & Manager

$20,000,000             ABN AMRO BANK N.V.



                        By: /s/ Jamie Conn
                            Name:  Jamie Conn
                            Title: Group Vice President

                        By: /s/ Bo Ford
                            Name:  Bo Ford
                            Title: Assistant Vice President


$20,000,000             THE BANK OF NEW YORK



                        By: /s/ Peter W. Keller
                            Name:  Peter W. Keller
                            Title: Vice President


$20,000,000             THE NORTHERN TRUST COMPANY



                        By: /s/ Nicole D.
Boehm
                            Name:  Nicole D. Boehm
                            Title: Second Vice President


$20,000,000             WACHOVIA BANK, N.A.



                        By: /s/ Yann Pirio
                            Name:  Yann Pirio
                            Title: Vice President


$20,000,000             BARCLAYS BANK PLC



                        By: /s/ Nicholas A. Bell
                            Name:  Nicholas A. Bell
                            Title: Director

$20,000,000             BNP PARIBAS



                        By: /s/ Larry Robinson
                            Name:  Larry Robinson
                            Title: Vice President

                        By: /s/ Betsy Jocher
                            Name:  Betsy Jocher
                            Title: Vice President


$20,000,000             CREDIT SUISSE FIRST BOSTON



                        By: /s/ Paul L. Colon
                            Name:  Paul L. Colon
                            Title: Vice President

                        By: /s/ James P. Morgan
                            Name:  James P. Morgan
                            Title: Director

                        Name of Institution:

                        By:

                            Name:
                            Title:

                                  Exhibit 10.2


                            BURLINGTON RESOURCES INC.
                             2001 PERFORMANCE SHARE
                                    UNIT PLAN
                            Effective January 1, 2001

                                TABLE OF CONTENTS


                                                                        Page
                                    ARTICLE 1

                            ESTABLISHMENT AND PURPOSE

1.1.     Establishment....................................................1
1.2.     Purpose..........................................................1

                                    ARTICLE 2

                                   DEFINITIONS

2.1.     Definitions......................................................1

                                    ARTICLE 3

                                 ADMINISTRATION

3.1.     Committees.......................................................3

                                    ARTICLE 4

                                  PARTICIPANTS

4.1.     Participants.....................................................4

                                    ARTICLE 5

                 PERFORMANCE SHARE UNITS AVAILABLE FOR THE PLAN

5.1.     Performance Share Units..........................................4
5.2.     Recapitalization.................................................4

                                    ARTICLE 6

                        GRANT OF PERFORMANCE SHARE UNITS
                           AND PERFORMANCE OBJECTIVES

6.1.     Grants of  Units.................................................4
6.2.     Performance Objectives...........................................5
6.3.     Vesting Schedule.................................................5
6.4.     Adjustment by Plan Administrator.................................6
6.5.     Notice to Participants...........................................6

                                    ARTICLE 7

                    PAYMENT OF VESTED PERFORMANCE SHARE UNITS

7.1.     Entitlement to Payment...........................................6
7.2.     Deferred Payment.................................................6
7.3.     Memorandum Account...............................................7
7.4.     Investment of Accounts...........................................7
7.5.     Payment of Deferred Compensation.................................8
7.6.     Acceleration of Payments of Deferred Compensation................8
7.7.     Acceleration of Payment Due to Change in Control.................8

                                    ARTICLE 8

                               GENERAL PROVISIONS

8.1.     Unfunded Obligation..............................................9
8.2.     Other Benefits...................................................9
8.3.     Beneficiary......................................................9
8.4.     Withholding of Taxes............................................10
8.5.     Nonassignment...................................................10
8.6.     No Right to Continued Employment or Future Grants...............10
8.7.     Leaves of Absence...............................................10
8.8.     Transfers.......................................................10
8.9.     Shareholder Rights..............................................10
8.10.    Termination and Amendment.......................................10
8.11.    Applicable Law..................................................10
8.12.    Compliance with Securities Laws.................................10

                            BURLINGTON RESOURCES INC.
                        2001 PERFORMANCE SHARE UNIT PLAN



                                    ARTICLE 1

                            ESTABLISHMENT AND PURPOSE



1.1. Establishment. Burlington Resources Inc. (the Company) hereby establishes the Burlington Resources Inc. 2001 Performance Share Unit Plan effective as of January 1, 2001.

1.2. Purpose. The purpose of this Plan is to provide additional incentives for the executives of the Company and its Subsidiaries to increase the earnings of the Company, to attract and retain executives whose skills are of critical importance to the Company, and to further the identity of interests of the Participants and the Company's stockholders through the reinforcement of long-term corporate strategic goals.

                                    ARTICLE 2

                                   DEFINITIONS



2.1. Definitions. When used in this Plan, the following terms shall have the respective meanings set forth below unless the context clearly indicates otherwise:

               (a) Beneficiary. The person or persons to whom payments are to be paid pursuant to the terms of the Plan in the event of the Participant's death.

               (b) Board. The Board of Directors of the Company.

               (c) Change in Control. As used in this Plan, the term Change in Control shall have the same meaning as set forth in the Company's Executive Change in Control Severance Plan, as it may be amended from time to time.

               (d) Common Stock. The common stock of the Company, par value $.01 per share, or such other classes of share or other securities as may be applicable pursuant to the provisions of Section 5.2.

               (e) Company. Burlington Resources Inc.

               (f) Compensation Committee. The committee of the Board appointed and/or authorized by the Board to administer the Plan.

               (g) Exchange Act. The Securities Exchange Act of 1934, as amended.

               (h) Fair Market Value. As determined with respect to a Performance Share Unit or share of Phantom Stock, Fair Market Value shall mean the average of the closing prices of the Common Stock during the twenty (20) business days immediately preceding and including the Valuation Date, as reported in the NYSE-Composite
          Transactions by Barron's or The Wall Street Journal for such days; provided, however, with respect to the payment of a Company Stock Account or for purposes of effecting investment transactions with respect to the Company Stock Account pursuant to Section 7.4 (other than the initial crediting of deferred Units to the Company Stock Account following the end of a Performance Cycle), Fair Market Value shall mean the mean between the highest and lowest quoted selling prices at which Common Stock was sold on such Valuation Date as reported in the NYSE-Composite Transactions by Barron's or The Wall Street Journal on the applicable Valuation Date or, if no Common Stock was traded on such date, on the next preceding day on which Common Stock was so traded. Notwithstanding the foregoing, Fair Market Value on the date of a Change in Control shall be equal to the greater of
          (i) the highest price per share of the Company's Common Stock as reported in the NYSE-Composite Transactions by The Wall Street Journal during the 60-day period ending on the date of the Change in Control, or (ii) if the Change in Control is one described in clause (a) of
          Section 2.7 of the Company's Executive Change in Control Severance Plan, the highest price per share paid for the Company's Common Stock in connection with such Change in Control.

               (i) Management Committee. The committee designated pursuant to the provisions of Article 3.

               (j) Performance Cycle. That period commencing with January 1 of each year in which the grant of a Performance Share Unit is made and ending on December 31 of the third succeeding year or such other period as the Plan Administrator shall designate. The Plan Administrator, in its discretion, may initiate one or more overlapping Performance Cycles that begin before an existing Performance Cycle has ended.

               (k) Performance Share Unit or Unit. The unit of award having an accounting value equal to the Fair Market Value of one share of Common Stock.

               (l) Permanent Disability. A Participant shall be deemed to have become permanently disabled for purposes of this Plan if the Management Committee finds, upon the basis of medical evidence satisfactory to it, that the Participant is totally disabled, whether due to physical or mental condition, so as to be prevented from engaging in further employment by the Company or any of its Subsidiaries in a position for which the Participant is reasonably qualified by reason of his or her education or experience and that such disability will be permanent and continuous during the remainder of his or her life.

               (m) Plan Administrator. The Compensation Committee authorized pursuant to Section 3 to administer the Plan.

               (n)   Subsidiary.   A  corporation  or  other  form  of  business
          association designated by the Compensation Committee and controlled, directly or indirectly, by the Company.

               (o) Valuation Date. The date that is designated by the Plan Administrator for the purpose of determining the Fair Market Value of vested Units that will be paid to the Participant or Beneficiary and/or credited to the Participant's Memorandum Account in accordance with Article 7; provided, however, with respect to (1) payment of a Participant's Company Stock Account, the Valuation Date shall be the date of the Participant's termination of employment, (2) directed investment changes in a Company Stock Account, the Valuation Date shall be the date such Participant's investment direction is received by the Company, (3) phantom dividends credited to the Company Stock Account, the Valuation Date shall be the dividend payment date, and
          (4) a Change in Control, the Valuation Date shall be the date of the Change in Control.


                                    ARTICLE 3

                                 ADMINISTRATION


3.1. Committees. The Plan shall be administered by the Plan Administrator and the Management Committee with each having the responsibilities and duties specifically assigned to it herein. The Management Committee shall consist of the Chief Executive Officer of the Company and/or such other senior officers as he or she shall designate. Subject to such review and approval or modification as the Plan Administrator deems appropriate, the Management Committee shall perform all administrative functions not expressly denied to it or reserved for the Plan Administrator under the terms of the Plan. No member of the Management Committee shall vote on any matter that pertains solely to himself or herself.

With respect to grants made under the Plan to officers and directors of the Company who are subject to Section 16 of the Exchange Act, the Plan Administrator shall be constituted at all times solely of non-employee directors, as defined in the rules promulgated under Section 16(b) of the Exchange Act, so long as any of the Company's equity securities are registered pursuant to Section 12(b) or 12(g) of the Exchange Act.

The Plan Administrator shall have the ultimate responsibility for granting awards, determining the vesting and value of Units, reviewing the actions of the Management Committee as it deems appropriate, and performing such other functions as are specifically assigned to it under the terms of the Plan. Nothing herein shall prevent the Plan Administrator from obtaining and approving recommendations of the Management Committee regarding matters reserved to the Plan Administrator. Notwithstanding anything herein to the contrary, the Plan Administrator shall have the full authority and power with respect to the Plan's administration and operation with respect to all matters relating to compliance with Section 16(b).

                                    ARTICLE 4

                                  PARTICIPANTS


4.1. Participants. The Plan Administrator shall select the executives of the Company and its Subsidiaries who are eligible to receive Units under the Plan (the Participants). Participants, in general, will be limited to the Chairman of the Board, President, Chief Executive Officer, Executive Vice Presidents, Senior Vice Presidents, Vice Presidents, and other executives of the Company, and the chief executive officers and other senior executives of the Subsidiaries who have the principal responsibility for the management, direction and success of the Company as a whole or of a particular business unit thereof. Directors of the Company who are full-time executives of the Company or a Subsidiary shall be eligible to participate in the Plan. Participants may be selected at the beginning of, or during, a Performance Cycle at the discretion of the Plan Administrator.

                                    ARTICLE 5

                 PERFORMANCE SHARE UNITS AVAILABLE FOR THE PLAN


5.1. Performance Share Units. Subject to Section 5.2, the number of Performance Share Units which may be granted under the Plan is initially set at 1,500,000. If additional Units are needed under the Plan, after such initial number has been fully utilized, the Board shall authorize such additional Units as it shall determine to be appropriate for awards under the Plan. Units that have been granted and are fully vested or that still may become fully vested under the terms of the Plan shall reduce the number of outstanding Units that are available for use in making future grants under the Plan. Upon expiration or termination, in whole or in part, of nonvested Units at the end of a Performance Cycle or otherwise, such expired or terminated Units shall again be available for awards under the Plan.

5.2. Recapitalization. In the event of recapitalization, stock split, stock dividend, exchanges of shares, merger, reorganization, change in the corporate structure of the Company or similar event, the Plan Administrator may make appropriate adjustments in the number of Units authorized for the Plan and, with respect to outstanding Units, the Plan Administrator may make appropriate adjustments in the number of Units.

                                    ARTICLE 6

                        GRANT OF PERFORMANCE SHARE UNITS
                           AND PERFORMANCE OBJECTIVES


6.1. Grants of Units. Units may be granted to the Participants in such number and at such times during the Performance Cycle as the Plan Administrator shall determine, taking into account the duties of the respective executives, their present and potential contributions to the success of the Company or its Subsidiaries, their compensation provided by other incentive plans, their salaries, and such other factors as the Plan Administrator shall deem appropriate. Normally, however, Units will be granted only at the beginning of each Performance Cycle except in cases where a prorated grant may be made in mid-cycle to a newly eligible Participant or a Participant whose job responsibilities have significantly changed during the cycle.

6.2. Performance Objectives. The Plan Administrator shall have the sole authority for deciding what measures of corporate performance (Performance Targets) are appropriate for (i) judging the success of the Company and its Subsidiaries in meeting their strategic objectives during the Performance Cycle and (ii) measuring the contribution of Participants toward such success. At the request of the Plan Administrator, the Company's Chief Executive Officer shall submit recommendations to the Plan Administrator regarding applicable Performance Targets to be adopted for the Units to be awarded for each Performance Cycle, but such recommendations shall not be binding.

6.3.  Vesting Schedule.

               (a) Vesting. With respect to each Performance Cycle, the Plan Administrator shall adopt a vesting schedule which will permit a designated percentage of the Units granted at the beginning of that Performance Cycle to vest at the end of each of the years in the Performance Cycle. Vesting for each year in a Performance Cycle will depend upon vesting guidelines established by the Plan Administrator which reflect the Company's performance in relation to the Performance Targets for the appropriate period of the Performance Cycle, provided that the Plan Administrator may, in its discretion, alter the vesting guidelines in the event of unusual circumstances. The Plan Administrator may, in its discretion, carry over to the end of the Performance Cycle any Units that did not vest during the prior years of the Performance Cycle because of the Company's performance in relation to the Performance Targets. The vesting schedule with respect to Participants who begin participation or receive an additional grant of Units during the Performance Cycle will be determined by the Plan Administrator at the time of grant.

               (b) Determination of Performance. The annual performance rating resulting in vesting under Section 6.3(a) shall be determined by the Plan Administrator based on criteria selected by it such as relationships between actual and targeted results for Performance Targets, comparisons of relative performance by the Company and other companies chosen by the Plan Administrator, and such additional or alternative factors as the Plan Administrator may deem appropriate.

               (c) Other Vesting Considerations. Becoming vested in a Unit means acquiring a nonforfeitable right to receive payment for that Unit. The time and manner of such payment shall be determined under the provisions of the Plan other than this Section 6.3. A Participant (or his or her Beneficiaries in the case of his or her death) who has retired, died, become Permanently Disabled, or who has terminated his or her employment prior to the end of a Performance Cycle, shall not be entitled to receive payment from the Company or its Subsidiaries for any Units which were not vested as of the time the Participant ceased active employment with the Company and its Subsidiaries.

               (d) Change in Control. Notwithstanding the foregoing vesting provisions, upon a Change in Control, a Participant in the employ of the Company or a Subsidiary on the date of the Change in Control shall vest in a number of Units granted to the Participant for each Performance Cycle that had not ended prior to the date of the Change in Control equal to the difference, if any, between (i) the product of (A) the total number of Units originally granted to the Participant for such Performance Cycle multiplied by (B) a fraction the numerator of which is the number of days in such Performance Cycle from the first day of such Performance Cycle through the date of such Change in Control and the denominator of which is the total number of days in such Performance Cycle as originally established (rounded to the nearest whole number), and
(ii) the number of Units granted to the Participant for such Performance Cycle as to which the Participant had vested prior to the date of the Change in Control.

6.4.  Adjustment  by Plan  Administrator.  The Plan  Administrator  may,  at its
discretion,  change  from  time to time  the  Performance  Targets  and  vesting schedules with respect to nonvested Units to (a) include or exclude extraordinary or nonrecurring items, (b) reflect changes in prevailing competitive or general economic conditions, (c) adjust for changes in income tax laws and regulations or accounting rules, (d) reflect changes in the Company's financial or corporate structure, as a result of a recapitalization merger, reorganization, acquisition or divestiture, and (e) reflect other appropriate major events.

6.5. Notice to Participants. The Management Committee shall notify each Participant in writing of the grant of Units to him or her and the Performance Targets and vesting criteria applicable to such Units.


                                    ARTICLE 7

                    PAYMENT OF VESTED PERFORMANCE SHARE UNITS



7.1. Entitlement to Payment. Each Unit which has vested shall entitle the Participant or his or her Beneficiary to receive from the Participant's employer a lump sum payment in cash as soon as practicable following the applicable Valuation Date. The amount of such payment shall be determined by multiplying the number of vested Units by the Fair Market Value of a share of Common Stock on such Valuation Date. Notwithstanding the foregoing, however, a Participant may receive a deferred payment in lieu of all or a portion of a lump sum payment pursuant to an election described below in this Article 7.

7.2. Deferred Payment. During the period designated by the Plan Administrator which shall occur prior to the date on which Units vest, the Participant may, subject to the consent of the Plan Administrator and in accordance with procedures that the Management Committee has approved, elect to have all or a portion of the lump sum payment described in Section 7.1 with respect to such vested Units deferred until his or her retirement, death, Permanent Disability, resignation, or other termination of employment with the Company and its Subsidiaries or until any other specified time that is acceptable to the Plan Administrator. Such deferred amount shall be paid in accordance with the remainder of this Article 7 rather than as provided in Section 7.1, whereas amounts payable with respect to other Units that vest at a different time in the Performance Cycle and are not subject to a deferred payment election shall continue to be paid as a lump sum in accordance with Section 7.1. The deferral election shall be irrevocable and shall be made on a form approved by the Plan Administrator.

7.3. Memorandum Account. The Company shall establish a ledger account (the Memorandum Account) for each Participant who has elected to defer a payment pursuant to Section 7.2. Except as provided in Section 7.4, interest shall accrue on the deferred payment to the date of distribution, and shall be credited to the Memorandum Account at the end of each calendar quarter or such other periods as may be determined by the Management Committee (the deferred payment plus credited interest under the Memorandum Account being the Interest Account). The Management Committee shall determine the rate of interest periodically.

7.4. Investment of Accounts. In lieu of investing in the Interest Account, a Participant may request that the Management Committee (or, with respect to a Participant who is subject to Section 16(b) of the Exchange Act (an Insider), the Plan Administrator) credit all or a specified percentage of his or her deferred payment in the Company Stock Account (as defined below), the S&P Account (as defined below), or in any combination of the Interest Account, Company Stock Account and/or S&P Account as elected by the Participant; however, the Management Committee (or, with respect to a Participant who is an Insider, the Plan Administrator) shall not be obligated to honor any such Participant's request. If the Management Committee (or the Plan Administrator, as the case may
be) elects to honor any such request, it shall establish a separate subaccount(s) for such Participant under his or her Memorandum Account, which shall be credited (i) with respect to the Company Stock Account, with whole and fractional phantom shares of Common Stock (Phantom Stock) as of the applicable date, and with phantom dividends with respect to the credited Phantom Stock, which shall be credited as being reinvested in additional shares of Phantom Stock (such credited shares of Phantom Stock being the Company Stock Account) and (ii) with respect to the S&P Account, with whole and fractional phantom units in a Standard & Poor's 500 Composite Stock Price Index fund (or by reference to a mutual fund selected by the Management Committee that tracks such index as of the applicable date) and with any phantom distributions on such credited S&P units, which shall be credited as being reinvested in additional phantom S&P units (such credited phantom S&P units being the "S&P Account"). All credits and debits to the Company Stock Account shall be made based on the Fair Market Value per share of the Common Stock on the applicable Valuation Date, unless otherwise authorized by the Management Committee (or the Plan Administrator, as the case may be). If the Management Committee (or the Plan Administrator, as the case may be) chooses to not honor any Participant's request to invest his or her Memorandum Account in the Company Stock Account or the S&P Account, the Participant's deferral automatically shall be held in the Interest Account.

Each Participant who has a Memorandum Account under the Plan may request that all or a specified percentage of his or her Memorandum Account balance as of any date be reinvested in the Interest Account, Company Stock Account and/or S&P Account in such proportions as elected by the Participant; provided, however, the Management Committee (or Plan Administrator, as the case may be), shall not be obligated to honor any such request. This election shall be in such form as the Management Committee (or the Plan Administrator, as the case may be) shall establish and shall comply with all requirements of Section 16(b), to the extent applicable.

7.5. Payment of Deferred Compensation. Upon retirement, death, Permanent Disability, resignation or termination of employment of a Participant who has elected to defer the payment in respect of any Units, the employer shall pay in cash to the Participant (or his or her Beneficiary in the case of his or her death) an amount equal to the balance of his or her Memorandum Account, as follows:

               (a) a lump sum payment,

               (b) in 60 consecutive equal monthly installments together with an interest adjustment (determined under Section 7.3), or

               (c) in 120 consecutive equal monthly installments together with an interest adjustment (determined under Section 7.3),

whichever form of payment has been elected by the Participant. However, if a Participant elects to receive the distribution in installments, his or her Company Stock Account or S&P Account automatically shall be converted into an Interest Account as of the Participant's date of termination.

Payment of a Memorandum Account shall commence or be made in the month following the Participant's retirement, death, Permanent Disability, resignation or termination of employment or any other specified time that is elected and acceptable to the Management Committee or the Plan Administrator, as the case may be.

7.6. Acceleration of Payments of Deferred Compensation. The Plan Administrator, in its discretion, may accelerate the payment of all or any portion of the unpaid balance of a Participant's Memorandum Account upon its determination that the Participant (or his or her Beneficiary in the case of the Participant's death) has incurred a severe financial hardship resulting from a sudden and unexpected illness or accident of such person or of a dependent, a loss of such person's property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of such person. The Plan Administrator, in making its determination of severe financial hardship, may consider such factors and require such information as it deems appropriate, but, in any case, payment may not be made to the extent that such hardship is or may be relieved (i) through reimbursement or compensation by insurance or otherwise or (ii) by liquidation of such person's assets, to the extent liquidation of such assets will not itself cause severe financial hardship. The Plan Administrator, in making its determination, may consider such factors and require such information as it deems appropriate.

7.7. Acceleration of Payment Due to Change in Control. Upon a Change in Control, all current Performance Cycles shall immediately end, and all vested Units (including Units that vest pursuant to Section 6.3(d)) and shares of Phantom Stock credited under a Company Stock Account shall be valued at their then Fair Market Value. Each Participant's employer (or the Company in the event that another employer does not promptly make payment) shall pay the Participant the Fair Market Value of his or her vested Units and the remaining unpaid balance of his or her Memorandum Account(s). This payment shall be made in a lump sum in lieu of any otherwise applicable form and time of payment under the Plan and shall be made within ten (10) days after the Change in Control; provided, however, that any Participant may elect during the period designated by the Management Committee which shall occur prior to the occurrence of a Change in Control to have the payment in respect to all or a portion of his or her Units and/or Memorandum Account deferred until his or her retirement, death, Permanent Disability, resignation or termination of employment. Such a deferral election shall be irrevocable and shall be made on a form approved by the Plan Administrator. All deferred payments in respect to Units shall be paid pursuant to the payment options set forth in Section 7.5.

                                    ARTICLE 8

                               GENERAL PROVISIONS


8.1. Unfunded Obligation. The deferred amounts to be paid to Participants pursuant to this Plan are unfunded obligations. Neither the Company nor any Subsidiary is required to segregate any monies from its general funds, to create any trusts, or to make any special deposits with respect to this obligation. Title to and beneficial ownership of any investments including trust investments which the Company may make to fulfill this obligation shall at all times remain in the Company. Any investments and the creation or maintenance of any trust or Memorandum Accounts shall not create or constitute a trust or a fiduciary relationship between the Compensation Committee, Management Committee, the Company, or any Subsidiary and a Participant, or otherwise create any vested or beneficial interest in any Participant or his or her Beneficiary or his or her creditors in any assets of the Company or its Subsidiaries whatsoever. The Participants shall have no claim against the Company for any changes in the value of any assets which may be invested or reinvested by the Company with respect to this Plan.

8.2. Other Benefits. Grants, vesting, or payment of Performance Share Units shall not be considered as part of a Participant's salary or used for the calculation of any other pay, allowance, pension or other benefit unless otherwise permitted by other benefit plans provided by the Company or its Subsidiaries, or required by law or by contractual obligations of the Company or its Subsidiaries.

8.3. Beneficiary. The term Beneficiary shall mean the person or persons to whom payments are to be paid pursuant to the terms of the Plan in the event of the Participant's death. The designation shall be on a form provided by the Management Committee executed by the Participant (with the consent of the Participant's spouse, if required by the Management Committee for reasons of community property or otherwise), and delivered to the Management Committee. A Participant may change his or her Beneficiary designation at any time. If no Beneficiary is designated, if the designation is ineffective, or in the event the Beneficiary dies before the balance of the Memorandum Account is paid, the balance shall be paid to the Participant's spouse or if there is no surviving spouse, to his or her lineal descendants, pro rata, or if there in no surviving spouse or lineal descendants, to the Participant's estate. Notwithstanding the foregoing, however, a Participant's Beneficiary shall be determined under applicable state law if such state law either preempts or does not recognize Beneficiary designations under plans of this sort.

8.4. Withholding of Taxes. Appropriate income and FICA tax withholdings shall be made from payments pursuant to this Plan and from other wages of Participants, as required under applicable law.

8.5. Nonassignment. The right of a Participant or Beneficiary to the payment of any compensation under the Plan may not be assigned, transferred, pledged or encumbered nor shall such right or other interests be subject to attachment, garnishment, execution or other legal process.

8.6. No Right to Continued Employment or Future Grants. Nothing in the Plan shall be construed to confer upon any Participant any right to continued employment with the Company or a Subsidiary, nor interfere in any way with the right of the Company or a Subsidiary to terminate the employment of such Participant at any time without assigning any reasons therefor. The grant of a Unit to a Participant shall not give the Participant any right to subsequent grants of Units under the Plan.

8.7. Leaves of Absence. Leaves of absence for such periods and purpose conforming to the personnel policy of the Company, or of its Subsidiaries as applicable, shall not be deemed termination of employment.

8.8. Transfers. In the event a Participant is transferred from the Company to a Subsidiary, or vice versa, or is promoted or given different responsibilities, the Units granted to him or her prior to such date shall not be affected.

8.9. Shareholder Rights. The grant of a Unit shall not entitle a Participant or Beneficiary to any dividend, voting or other rights as a shareholder of the Company.

8.10. Termination and Amendment. The Board or the Compensation Committee may from time to time amend, suspend or terminate the Plan in whole or in part; provided, however, no such action shall be allowed to impair the right of a Participant to receive payment with respect to Units that have vested as of such date without the consent or such Participant. The Management Committee may amend the Plan, without Board or Compensation Committee approval, to ensure that the Company may obtain any regulatory approval or to accomplish any other reasonable purpose, provided that the amendments do not materially increase the cost of the Plan to the Company and its Subsidiaries, and do not substantially alter the level of benefits under the Plan or expand the classification of employees eligible to participate in the Plan. If the Plan is suspended or terminated, the Board may reinstate any or all of its provisions.

8.11. Applicable Law. The Plan shall be construed and governed in accordance with the laws of the State of Texas, except that it shall be construed and governed in accordance with applicable federal law in the event that such federal law preempts state law.

8.12. Compliance with Securities Laws. It is the intention of the Company that, so long as any of the Company's equity securities are registered pursuant to
Section 12(b) or 12(g) of the Exchange Act, the Plan shall be operated in compliance with Section 16(b) of the Exchange Act and, if any Plan provision or transaction is found not to comply with Section 16(b), that provision or transaction, as the case may be, shall be deemed null and void ab initio. Notwithstanding anything in the Plan to the contrary, the Board or the Compensation Committee, in its absolute discretion, may bifurcate the Plan so as to restrict, limit or condition any provision of the Plan to Participants who are officers and directors subject to Section 16(b) of the Exchange Act without so restricting, limiting or conditioning the Plan with respect to other Participants.