Form 10-Q
period 2001-06-30
BURLINGTON RESOURCES INC
filed 2001-07-25
CIK 833320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

         Yes             X                    No
                --------------------               ------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Class                  Outstanding

Common Stock, par value $.01 per share,
            as of June 30, 2001                  206,892,247

                          PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                                    SECOND QUARTER             SIX MONTHS
                                                                                -------------------------  -------------------------
                                                                                     2001        2000          2001        2000
                                                                                   --------    --------      --------    --------
                                                                                       (In Millions, Except per Share Amounts)

Revenues........................................................................   $  917       $  680       $  2,060    $ 1,388
                                                                                   -------      -------      ---------   --------

Costs and Expenses
Production Taxes................................................................       44           38            107         71
Transportation Expense..........................................................       64           60            127        115
Production and Processing.......................................................      121          123            241        239
Depreciation, Depletion and Amortization........................................      174          171            344        351
Exploration Costs...............................................................       52           48            122        146
Administrative..................................................................       37           39             83         78
                                                                                   -------      -------      ---------   --------
Total Costs and Expenses........................................................      492          479          1,024      1,000
                                                                                   -------      -------      ---------   --------
Operating Income................................................................      425          201          1,036        388
Interest Expense................................................................       46           53             91        103
Other Expense (Income) - Net....................................................       (1)          10              8         10
                                                                                   -------      -------      ---------   --------
Income Before Income Taxes......................................................      380          138            937        275
Income Tax Expense..............................................................      149           44            373        104
                                                                                   -------      -------      ---------   --------

Net Income Before Cumulative Effect of Change in Accounting Principle...........      231           94            564        171
Cumulative Effect of Change in Accounting Principle - Net.......................        -            -              3          -
                                                                                   -------      -------      ---------   --------

Net Income......................................................................   $  231       $   94       $    567    $   171
                                                                                   =======      =======      =========   ========

Earnings per Common Share

Basic
     Before Cumulative Effect of Change in Accounting Principle.................   $ 1.10       $  .43       $   2.66    $   .79
     Cumulative Effect of Change in Accounting Principle - Net..................        -            -            .01          -
                                                                                   -------      -------      ---------   --------
     Net Income.................................................................   $ 1.10       $  .43       $   2.67    $   .79
                                                                                   =======      =======      =========   ========

Diluted
     Before Cumulative Effect of Change in Accounting Principle.................   $  1.10      $  .43       $  2.65     $   .78
     Cumulative Effect of Change in Accounting Principle - Net..................         -           -           .01           -
                                                                                   --------     -------      ---------   --------
     Net Income.................................................................   $  1.10      $   43       $  2.66     $   .78
                                                                                   ========     =======      =========   ========


           See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                            CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                         June 30,                 December 31,
                                                                                           2001                       2000
                                                                                     -----------------          -----------------
                                                                                          (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents.....................................................     $          586             $       132
  Accounts Receivable...........................................................                591                     809
  Commodity Hedging Contracts and Other Derivatives.............................                118                       -
  Inventories...................................................................                 48                      45
  Other Current Assets..........................................................                 20                      25
                                                                                     -----------------          -----------------
                                                                                              1,363                   1,011
                                                                                     -----------------          -----------------
Oil & Gas Properties (Successful Efforts Method)................................             13,547                  13,118
Other Properties................................................................              1,087                   1,019
                                                                                     -----------------          -----------------
                                                                                             14,634                  14,137
  Accumulated Depreciation, Depletion and Amortization..........................              8,154                   7,830
                                                                                     -----------------          -----------------
    Properties - Net............................................................              6,480                   6,307
                                                                                     -----------------          -----------------
Commodity Hedging Contracts and Other Derivatives...............................                  8                       -
                                                                                     -----------------          -----------------
Other Assets....................................................................                199                     188
                                                                                     -----------------          -----------------
      Total Assets..............................................................     $        8,050             $     7,506
                                                                                     =================          =================
LIABILITIES
Current Liabilities
  Accounts Payable..............................................................     $          611             $       619
  Commodity Hedging Contracts and Other Derivatives.............................                 30                       -
  Taxes Payable.................................................................                140                      55
  Accrued Interest..............................................................                 43                      33
  Dividends Payable.............................................................                 29                      30
  Other Current Liabilities.....................................................                 17                      21
                                                                                     -----------------          -----------------
                                                                                                870                     758
                                                                                     -----------------          -----------------
Long-term Debt..................................................................              2,354                   2,301
                                                                                     -----------------          -----------------
Deferred Income Taxes...........................................................                523                     266
                                                                                     -----------------          -----------------
Commodity Hedging Contracts and Other Derivatives...............................                  8                       -
                                                                                     -----------------          -----------------
Other Liabilities and Deferred Credits..........................................                417                     431
                                                                                     -----------------          -----------------
Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 per Share
  (Authorized 75,000,000 Shares;  One Share Issued).............................                  -                       -
Common Stock, Par Value $.01 per Share
  (Authorized 325,000,000 Shares;  Issued 241,188,693 Shares)...................                  2                       2
Paid-in Capital.................................................................              3,944                   3,944
Retained Earnings...............................................................              1,392                     884
Deferred Compensation - Restricted Stock........................................                (14)                     (5)
Accumulated Other Comprehensive Loss............................................                (47)                    (70)
Cost of Treasury Stock
 (34,296,446 and 25,619,893 Shares for 2001 and 2000, respectively).............             (1,399)                 (1,005)
                                                                                     -----------------          -----------------
Stockholders' Equity............................................................              3,878                   3,750
                                                                                     -----------------          -----------------
      Total Liabilities and Stockholders' Equity................................     $        8,050             $     7,506
                                                                                     =================          =================

          See accompanying Notes to Consolidated Financial Statements.

                      BURLINGTON RESOURCES INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)



                                                                                         SIX MONTHS
                                                                                ---------------------------
                                                                                    2001            2000
                                                                                -----------      ----------
                                                                                        (In Millions)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income.....................................................................$       567      $      171
 Adjustments to Reconcile Net Income to Net Cash
     Provided By Operating Activities
   Depreciation, Depletion and Amortization.....................................        344             351
   Deferred Income Taxes........................................................        239              74
   Exploration Costs............................................................        122             146
   Changes in Derivative Fair Values............................................        (36)              -
 Working Capital Changes
   Accounts Receivable..........................................................        217              (7)
   Inventories..................................................................         (3)              2
   Other Current Assets.........................................................          4              (6)
   Accounts Payable.............................................................        (33)            (76)
   Taxes Payable................................................................         89             (36)
   Accrued Interest.............................................................         10              (3)
   Other Current Liabilities....................................................         (6)             (3)
 Other..........................................................................        (25)              -
                                                                                ------------     -----------
     Net Cash Provided By Operating Activities..................................      1,489             613
                                                                                ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to Properties........................................................       (657)           (451)
 Other..........................................................................          9             (37)
                                                                                ------------     -----------
     Net Cash Used In Investing Activities......................................       (648)           (488)
                                                                                ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Borrowings.......................................................        400             370
 Reduction in Borrowings........................................................       (341)           (531)
 Dividends Paid.................................................................        (59)            (30)
 Common Stock Purchases.........................................................       (418)            (59)
 Common Stock Issuances.........................................................         37              35
 Other..........................................................................         (6)             12
                                                                                ------------     -----------
     Net Cash Used In Financing Activities......................................       (387)           (203)
                                                                                ------------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................        454             (78)

CASH AND CASH EQUIVALENTS
 Beginning of Year..............................................................        132              89
                                                                                ------------     -----------
 End of Period..................................................................$       586      $       11
                                                                                ============     ===========


          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                   Notes TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

     The 2000 Annual Report on Form 10-K ("Form 10-K") of Burlington Resources Inc. (the "Company"), includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q ("Quarterly Report"). The financial statements for the periods presented herein are unaudited and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The consolidated financial statements include certain reclassifications that were made to conform to current period presentation.

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 210 million and 216 million for the second quarter of 2001 and 2000, respectively, and 212 million and 216 million for the first six months of 2001 and 2000, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 211 million and 216 million for the second quarter of 2001 and 2000, respectively, and 213 million and 217 million for the first six months of 2001 and 2000, respectively. No adjustments were made to reported net income in the computation of EPS.

2.       COMPREHENSIVE INCOME

     The following table presents comprehensive income for the first six months of 2001.


                                                                                                 SIX MONTHS
                                                                                                    2001
                                                                                        ----------------------------
                                                                                                (In Millions)

Accumulated other comprehensive loss - December 31, 2000............................                    $       (70)

Net income..........................................................................    $       567
                                                                                        ------------
Other comprehensive income - net of tax

     Hedging activities
          Cumulative effect of change in accounting principle - January 1, 2001.....           (366)
          Reclassification adjustments for settled contracts........................            264
          Current period changes in fair value of settled contracts.................             56
          Changes in fair value of outstanding hedging positions....................             75
                                                                                        ------------
               Hedging activities...................................................             29

     Foreign currency translation
          Foreign currency translation adjustments..................................             (6)
                                                                                        ------------

Total other comprehensive income....................................................             23              23
                                                                                        ------------    ------------

Comprehensive income................................................................    $       590
                                                                                        ============

Accumulated other comprehensive loss - June 30, 2001................................                    $       (47)
                                                                                                        ============



     In the first six months of 2000, comprehensive income was $161 million consisting of $171 million of net income and $10 million of losses from foreign currency translation adjustments.

3.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company enters into derivative contracts, primarily options and swaps, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. The Company also enters into derivative contracts to mitigate the risk of foreign currency exchange rate fluctuations. On January 1, 2001, the Company adopted Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). Effective with the adoption of SFAS No. 133, all derivatives are recognized on the balance sheet and measured at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is either recognized in income along with an offsetting adjustment to the basis of the item being hedged or deferred in other comprehensive income to the extent the hedge is effective. To qualify for hedge accounting, the derivative must qualify as either a fair-value, cash-flow or foreign-currency hedge.

     The hedging relationship between the hedging instruments and hedged items must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk both at the inception of the hedge and on an ongoing basis. The Company measures hedge effectiveness on a quarterly basis. Hedge accounting is discontinued prospectively when a hedging instrument becomes ineffective. Gains and losses deferred in accumulated other comprehensive income related to cash flow hedge derivatives that become ineffective remain unchanged until the related production is delivered. Adjustment to the carrying amounts of hedged production is discontinued in instances where the related fair-value hedging instrument becomes ineffective. The balance in the fair-value hedge adjustment account is recorded in income when the related production is delivered. If the Company determines that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

     Gains and losses on hedging instruments and adjustments of the carrying amounts of hedged production are included in crude oil and natural gas revenues and are included in realized prices in the period that the related production is delivered. Gains and losses on hedging instruments which represent hedge ineffectiveness and gains and losses on derivative instruments which do not qualify for hedge accounting are included in other revenues in the period in which they occur.

     The Company enters into gas swap agreements to fix the prices of anticipated future natural gas production and enters into gas swap agreements that convert its production back to market sensitive positions when matched against fixed-price gas sales. The Company enters into natural gas basis swap agreements to fix the sales price differential between the Company's marketing locations and NYMEX Henry Hub. The Company enters into natural gas option agreements to establish floor and ceiling prices on anticipated future natural gas production. The Company also enters into natural gas option agreements to establish floor and ceiling prices on anticipated future natural gas production while allowing the Company to participate in upward price movements above a specified non-participation range. Generally, the Company does not receive net premiums on its option hedging strategies.

     The Company also enters into crude oil swap agreements to fix the price of anticipated future crude oil production and purchases call options agreements that allow the Company to participate in market price increases that exceed hedge prices established when the Company enters into a swap.

     As of June 30, 2001, the Company had the following natural gas volumes hedged.

Natural Gas Fixed-Price Swaps
                                                                      Average               Fair Value
                   Production               Volumes                   Strike                 Liability
                     Period                 (MMBTU)                    Price               (In Millions)
                 ---------------       ------------------         ----------------      --------------------
                        2001              16,864,880                   $2.55                   $(14)
                        2002              11,861,175                    3.02                     (6)
                   2003 to 2007           23,742,340                   $3.39                   $ (1)

Natural Gas Basis Swaps
                                                                     Average               Fair Value
                   Production               Volumes                   Basis                   Asset
                     Period                 (MMBTU)               Differential            (In Millions)
                 ---------------       ------------------        ----------------      --------------------
                      2001                  5,049,880                 $1.18                    $  6
                      2002                  9,331,175                   .17                       4
                  2003 to 2007             23,742,340                 $(.19)                   $  3

Natural Gas Options
                                                                     Average               Fair Value
  Production                                   Volumes                Strike            Asset/(Liability)
    Period            Option Type              (MMBTU)                Price               (In Millions)
---------------  -------------------    -------------------      ----------------     ---------------------
     2001          Puts purchased             74,520,000              $ 3.99                   $ 72
     2001          Calls sold                 74,520,000                7.89                      -
     2001          Calls purchased            51,520,000               10.35                      -
     2002          Puts purchased             57,450,000                3.91                     46
     2002          Calls sold                 57,450,000                7.85                     (1)
     2002          Calls purchased            30,250,000             $ 10.80                   $  -

     As of June 30, 2001, the fair value of the swap agreements the Company had entered into in order to convert the Company's fixed-price gas sales contracts to market sensitive positions was a $1 million asset offset by a $1 million liability basis adjustment to the carrying value of the fixed-price gas sales contracts. These arrangements are recorded as a revision to gas price in periods the production is delivered. All firm commitments qualified as fair-value hedges during the first six months of 2001.

     As of June 30, 2001, the Company had the following crude oil volumes hedged.

Crude Oil Swaps
                                                                      Average               Fair Value
                   Production              Volumes                    Strike                 Liability
                     Period               (Barrels)                    Price               (In Millions)
                 ---------------       -----------------          ----------------      --------------------
                      2001                 8,280,000                  $19.95                   $(48)
                      2002                   180,000                  $21.91                   $ (1)






Crude Oil Call Options
                                                                     Average               Fair Value
                   Production               Volumes                  Strike                   Asset
                     Period                (Barrels)                  Price               (In Millions)
                 ---------------       ------------------        ----------------      --------------------
                      2001                 5,520,000                  $19.69                   $ 34
                      2002                   180,000                  $19.89                   $  1

     The derivative assets and liabilities represent the difference between hedged prices and market prices on hedged volumes of the commodities as of June 30, 2001. Hedging activities reduced natural gas and crude oil revenues by $405 million and $21 million, respectively, during the first six months of 2001. In addition, during the first six months, gains of $30 million were recorded in revenues associated with ineffectiveness of cash-flow and fair-value hedges and gains on derivative instruments which do not qualify for hedge accounting. There were no discontinued cash-flow hedges during the first six months of 2001.

     In addition to hedges of commodity prices, the Company also has foreign currency swaps to hedge its exposure to exchange rate fluctuations at one of its Canadian subsidiaries. As of June 30, 2001, the Company had $7 million of liabilities related to foreign currency exchange rate hedges.

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

     During the first six months of 2001, losses of $426 million ($264 million after tax) were transferred from accumulated other comprehensive income to earnings related to settlements of oil and gas price hedging contracts, credit adjustments of $90 million ($56 million after tax) were made to accumulated other comprehensive income to reflect current period changes in fair value of settled contracts, and the fair value of outstanding hedging position liabilities decreased $121 million ($75 million after tax) resulting in an ending balance of a $47 million credit ($29 million after tax) related to hedging activities in accumulated other comprehensive income at June 30, 2001. Based on commodity prices and foreign exchange rates as of June 30, 2001, the Company expects to reclassify gains of $36 million ($22 million after tax) to earnings from the balance in accumulated other comprehensive income during the next twelve months. As of June 30, 2001, the Company had cash-flow hedge derivative assets of $103 million and derivative liabilities of $31 million (a net asset of $44 million after tax). The Company had liabilities and assets related to fair-value hedges of $7 million and $8 million, respectively. The Company also had commodity-related derivative instruments that do not qualify for hedge accounting with related assets of $16 million and liabilities of $1 million.


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

5.       LONG-TERM DEBT

     On February 12, 2001, the Company issued $400 million of fixed-rate debt with an interest rate of 6.68 percent due February 2011. During the first six months of 2001, the Company retired $325 million of commercial paper and also repaid $16 million of fixed-rate debt.

6.       PROPERTY ACQUISITIONS

     During the first quarter of 2001, the Company purchased from DIFCO Limited an additional 10 percent interest in 7 fields in the East Irish Sea for $25 million. The Company is the operator of the properties and now owns 100 percent of the assets. In January 2001, the Company's Canadian subsidiary, Burlington Resources Canada Energy Ltd. ("BRCEL"), acquired approximately 46 billion cubic feet of gas equivalent ("BCFE") of proved reserves from Petrobank Energy and Resources Ltd. for $57 million. In January 2001, the Company also announced that BRCEL entered into an agreement with ATCO Gas, a regulated gas utility, to acquire properties in the Viking-Kinsella area of Alberta, Canada for approximately $328 million. The properties have net proved reserves of approximately 251 BCFE. During the second quarter, the Alberta Energy and Utilities Board ( the "AEUB") denied an application by ATCO Gas for the proposed sale of the properties. Reasons for the AEUB's decision have not yet been released. The Company will evaluate its alternatives once these reasons are known.

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

     The following tables present information about reported segment operations.

                                                                     Second Quarter
                              ----------------------------------------------------------------------------------------------
                                                  2001                                          2000
                              -------------------------------------------   ------------------------------------------------
                              -------------------                           ----------------------
                                North America                                   North America
                              -------------------                           ----------------------
                                USA     Canada    International     Total       USA      Canada    International    Total
                              -------   ------    -------------   ---------    ------    ------    -------------  ----------
                                              (In Millions)                                  (In Millions)
Revenues                        $612     $263          $42          $  917      $ 492     $ 148        $ 40         $ 680
Operating income (loss)         $322     $146          $(1)         $  467      $ 187     $  47        $  9         $ 243


                                                                       Six Months
                              ----------------------------------------------------------------------------------------------
                                                  2001                                           2000
                              -------------------------------------------   ------------------------------------------------
                              ------------------                             ------------------
                                North America                                   North America
                              ------------------                             ------------------
                                USA     Canada    International     Total       USA      Canada    International    Total
                              -------   ------    -------------   ---------    ------    ------    -------------  ---------
                                              (In Millions)                                  (In Millions)
Revenues                      $ 1,355    $608          $97          $ 2,060     $ 1,001   $ 292        $ 95         $1,388
Operating income              $   722    $384          $23          $ 1,129     $   363   $  78        $ 34         $  475


     The  following  is  a  reconciliation   of  segment   operating  income  to
consolidated income before income taxes.

                                                              Second Quarter                Six Months
                                                        --------------------------  --------------------------
                                                            2001          2000          2001          2000
                                                        ------------  ------------  ------------  ------------
                                                              (In Millions)               (In Millions)

Total operating income of reportable segments               $ 467        $ 243          $1,129        $ 475
Corporate expenses                                             42           42              93           87
Interest expense                                               46           53              91          103
Other expense (income) - net                                   (1)          10               8           10
                                                        --------------------------  --------------------------
Consolidated income before income taxes                     $ 380        $ 138          $  937        $ 275
                                                        ==========================  ==========================

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

     The Company's long-term debt to total capital ratio at June 30, 2001 and December 31, 2000 was 38 percent. On February 12, 2001, the Company issued $400 million of fixed-rate debt with an interest rate of 6.68 percent due February 2011. During the first six months of 2001, the Company retired $325 million of commercial paper and also repaid $16 million of fixed-rate debt. On July 10, 2001, the Company's board of directors authorized the Company to redeem or repurchase up to $1 billion principal amount of debt securities of the Company.

     The Company had unused credit commitments in the form of revolving credit facilities ("revolvers") as of June 30, 2001. These revolvers are available to cover debt due within one year, therefore, commercial paper, credit facility notes and fixed-rate debt due within one year are classified as long-term debt. The revolvers are comprised of agreements for $600 million, $400 million and

$328 million. The $600 million revolver expires in February 2003 and the $400 million and $328 million revolvers expire in March 2002 unless renewed by mutual consent. The Company has the option to convert the outstanding balances on the $400 million and $328 million revolvers to one year term notes at expiration of the agreements. The Company has a $1.5 billion shelf registration statement on file with the Securities and Exchange Commission.

     In December 2000, the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's Common Stock. During the first six months of 2001, the Company repurchased approximately 10 million shares of its Common Stock for approximately $447 million. As of June 30, 2001, $29 million of the share repurchases were not cash settled.

     Net cash provided by operating activities during the first six months of 2001 was $1,489 million compared to $613 million in 2000. The increase was primarily due to higher operating income and lower working capital needs. Operating income was higher principally as a result of higher commodity prices.

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

Capital Expenditures

     Capital expenditures for the first six months of 2001 totaled $655 million compared to $465 million in 2000. The Company invested $489 million on internal development and exploration of oil and gas properties during the first six months of 2001 compared to $419 million in 2000. The Company invested $92 million for property acquisitions in the first six months of 2001 compared to $11 million in 2000. The Company also invested $65 million in plants and pipelines during the first six months compared to $23 million in 2000.

     During the first quarter of 2001, the Company purchased from DIFCO Limited an additional 10 percent interest in 7 fields in the East Irish Sea for $25 million. The Company is the operator of the properties and now owns 100 percent of the assets. In January 2001, the Company's Canadian subsidiary, Burlington Resources Canada Energy Ltd. ("BRCEL"), acquired approximately 46 billion cubic feet of gas equivalent ("BCFE") of proved reserves from Petrobank Energy and Resources Ltd. for $57 million. In January 2001, the Company also announced that BRCEL entered into an agreement with ATCO Gas, a regulated gas utility, to acquire properties in the Viking-Kinsella area of Alberta, Canada for approximately $328 million. The properties have net proved reserves of approximately 251 BCFE. During the second quarter, the Alberta Energy and Utilities Board ( the "AEUB") denied an application by ATCO Gas for the proposed sale of the properties. Reasons for the AEUB's decision have not yet been released. The Company will evaluate its alternatives once these reasons are known.

Dividends

     On July 18, 2001, the Board of Directors declared a quarterly common stock cash dividend of $.1375 per share, payable October 1, 2001.

Results of Operations - Second Quarter 2001 Compared to Second Quarter 2000

     The Company reported net income of $231 million or $1.10 diluted earnings per common share in second quarter 2001 compared to net income of $94 million or $.43 diluted earnings per common share in 2000. Net income in the second quarter included an after tax gain of $14 million or $.07 per diluted share consisting of ineffectiveness of cash-flow and fair-value hedges and gains on derivative instruments which do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). For more discussion of SFAS No. 133, see ITEM 3.

     Revenues were $917 million in second quarter 2001 compared to $680 million in 2000. Average gas prices, including a $.66 loss per MCF related to hedging activities, increased 49 percent to $4.10 per MCF in second quarter 2001 resulting in increased revenues of $239 million. Average oil prices, including a $1.62 loss per barrel related to hedging activities, were $24.92 per barrel in second quarter 2001 which was essentially the same as second quarter 2000. Oil sales volumes decreased 12 percent in second quarter 2001 to 69.6 MBbls per day and gas sales volumes decreased 1 percent to 1,945 MMCF per day which decreased revenues $22 million and $5 million, respectively. Oil sales volumes decreased primarily due to natural production declines and reduced capital spending in the Gulf Coast and Mid-Continent areas and property sales in 2000. Revenues also included a $23 million gain related to ineffectiveness of cash-flow and fair-value hedges and gains on derivative instruments which do not qualify for hedge accounting.

     Costs and Expenses were $492 million in second quarter 2001 compared to $479 million in 2000. The increase was primarily due to a $6 million increase in production taxes, a $4 million increase in exploration costs and a $3 million increase in depreciation, depletion and amortization ("DD&A"). Production taxes increased primarily due to higher gas revenues. Exploration costs increased primarily due to higher exploratory dry hole costs of $9 million partially offset by lower geological and geophysical expense of $6 million. DD&A increased due to a higher unit of production rate related to changes in production mix partially offset by lower production volumes.

     Interest Expense was $46 million in second quarter 2001 compared to $53 million in 2000. The decrease was primarily due to lower outstanding commercial paper borrowings and fixed-rate debt balances during 2001.

     Other Expense (Income) -- Net was income of $1 million in second quarter 2001 compared to expense of $10 million in 2000. This change was primarily due to higher interest income and higher gains related to changes in foreign currency exchange rates in 2001.

     Income taxes were an expense of $149 million in second quarter 2001 as compared to $44 million in 2000. The increase in tax expense was primarily due to higher pretax income and beneficial adjustments to tax accruals in the second quarter of 2000.

Results of Operations - First Six Months of 2001 Compared to First Six Months of 2000


     The Company reported net income of $567 million or $2.66 diluted earnings per common share in the first six months of 2001 compared to net income of $171 million or $.78 diluted earnings per common share in 2000. Net income in the first six months of 2001 included an after tax gain of $3 million or $.01 per diluted share consisting of the cumulative effect of change in accounting principle related to SFAS No. 133. Net income in the first six months also included an after tax gain of $18 million or $.09 per diluted share consisting of ineffectiveness of cash-flow and fair-value hedges and gains on derivative transactions which do not qualify for hedge accounting under SFAS No. 133. For more discussion of SFAS No. 133, see ITEM 3.

     Revenues were $2,060 million in the first six months of 2001 compared to $1,388 million in 2000. Average gas prices, including a $1.13 loss per MCF related to hedging activities, increased 77 percent to $4.72 per MCF in the first six months of 2001 resulting in increased revenues of $735 million. Average oil prices, including a $1.67 loss per barrel related to hedging activities, increased 6 percent to $25.68 per barrel in the first six months of 2001 resulting in increased revenues of $18 million. Oil sales volumes decreased 18 percent in the first six months of 2001 to 69.7 MBbls per day and gas sales volumes decreased 3 percent to 1,977 MMCF per day which decreased revenues $69 million and $37 million, respectively. Oil sales volumes decreased primarily due to natural production declines and reduced capital spending in the Gulf Coast and Mid-Continent areas and property sales in 2000. Revenues also included a $30 million gain related to ineffectiveness of cash-flow and fair-value hedges and gains on derivative instruments which do not qualify for hedge accounting.

     Costs and Expenses were $1,024 million in the first six months of 2001 compared to $1,000 million in 2000. The increase was primarily due to a $36 million increase in production taxes, a $12 million increase in transportation expenses and a $5 million increase in administrative expenses partially offset by a $24 million decrease in exploration costs and a $7 million decrease in DD&A. Production taxes increased primarily due to higher gas revenues and transportation expenses increased due to new agreements, higher tariffs and higher fuel charges. Administrative expenses increased primarily due to non-recurring payroll related costs. Exploration costs decreased primarily due to lower geological and geophysical expense of $27 million. DD&A decreased due to lower production volumes partially offset by a higher unit of production rate related to changes in production mix.

     Interest Expense was $91 million in the first six months of 2001 compared to $103 million in 2000. The decrease was primarily due to lower outstanding commercial paper borrowings and fixed-rate debt balances during 2001.

     Other Expense (Income) -- Net was an expense of $8 million in the first six months of 2001 compared to $10 million in 2000. This change was primarily due to higher interest income in 2001.

     Income taxes were an expense of $373 million in the first six months of 2001 as compared to $104 million in 2000. The increase in tax expense was primarily due to higher pretax income and beneficial adjustments to tax accruals in the second quarter of 2000.

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

     There is also a difference between the NYMEX Henry Hub futures contract price for a particular month and the actual cash price received for that month in a U.S. producing basin or at a U.S. market hub, which is referred to as the "basis differential."

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

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company's derivative instruments. At June 30, 2001, the potential decrease in fair value of derivative instruments assuming a 10 percent adverse movement (an increase in the underlying commodities prices) would result in a $50 million decrease in the fair value of the net assets related to commodity hedging activities.

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

     During the first six months of 2001, losses of $426 million ($264 million after tax) were transferred from accumulated other comprehensive income to earnings related to settlements of oil and gas price hedging contracts, credit adjustments of $90 million ($56 million after tax) were made to accumulated other comprehensive income to reflect current period changes in fair value of settled contracts, and the fair value of outstanding hedging position liabilities decreased $121 million ($75 million after tax) resulting in an ending balance of a $47 million credit ($29 million after tax) related to hedging activities in accumulated other comprehensive income at June 30, 2001. Based on commodity prices and foreign exchange rates as of June 30, 2001, the Company expects to reclassify gains of $36 million ($22 million after tax) to earnings from the balance in accumulated other comprehensive income during the next twelve months. As of June 30, 2001, the Company had cash-flow hedge derivative assets of $103 million and derivative liabilities of $31 million (a net asset of $44 million after tax). The Company had liabilities and assets related to fair-value hedges of $7 million and $8 million, respectively. The Company also had commodity-related derivative instruments that do not qualify for hedge accounting with related assets of $16 million and liabilities of $1 million.

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

                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings

              See Note 4 of Notes to Consolidated Financial Statements.

ITEM 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

          The annual meeting of stockholders was held on April 18, 2001. The following were nominated and elected to serve as Directors of Burlington Resources Inc. for a term of one year or until their successors shall have been duly elected and qualified:

                  Nominee               For               Withheld
                 ---------            -------            ----------

              S. P. Gilbert         187,599,315           1,725,236

              L. I. Grant           187,636,523           1,688,028

              J. T. LaMacchia       187,593,343           1,731,208

              J. F. McDonald        187,617,987           1,706,564

              K. W. Orce            183,102,990           6,221,561

              D. M. Roberts         187,614,260           1,710,291

              J. F. Schwarz         187,620,169           1,704,382

              W. Scott, Jr.         184,934,326           4,390,225

              B. S. Shackouls       185,658,515           3,666,036

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




*       Exhibit incorporated by reference.



              B.  Reports on Form 8-K

              The Company filed no reports on Form 8-K during the second quarter of 2001.

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


                                          BURLINGTON RESOURCES INC.
                                          -------------------------
                                                 (Registrant)



                                          By  /s/STEVEN J. SHAPIRO
                                              ------------------------------
                                              Steven J. Shapiro
                                              Senior Vice President and
                                              Chief Financial Officer


                                          By  /s/JOSEPH P. MCCOY
                                              ------------------------------
                                              Joseph P. McCoy
                                              Vice President, Controller and
                                              Chief Accounting Officer








Date:  July 25, 2001