Form 10-Q
period 2001-09-30
BURLINGTON RESOURCES INC
filed 2001-10-24
CIK 833320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


        Yes           X                                No
              -----------------                            ------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                                       Outstanding

Common Stock, par value $.01 per share,
            as of September 30, 2001                         200,767,321

                               PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                                    THIRD QUARTER             NINE MONTHS
                                                                                ---------------------    ---------------------
                                                                                   2001       2000         2001       2000
                                                                                 -------     -------      -------    -------
                                                                                   (In Millions, Except per Share Amounts)

Revenues........................................................................ $  655      $  760       $ 2,715    $ 2,148
                                                                                 --------    -------      --------   --------

Costs and Expenses
Production Taxes................................................................     23          31           130        102
Transportation Expense..........................................................     64          65           191        180
Production and Processing.......................................................    127         110           368        349
Depreciation, Depletion and Amortization........................................    183         171           527        522
Exploration Costs...............................................................     79          28           201        174
Administrative..................................................................     36          37           119        115
                                                                                 --------    -------      --------   --------
Total Costs and Expenses........................................................    512         442         1,536      1,442
                                                                                 --------    -------      --------   --------

Operating Income................................................................    143         318         1,179        706
Interest Expense................................................................     41          48           132        151
Other Expense (Income) - Net....................................................     (4)         (3)            4          7
                                                                                 --------    -------      --------   --------

Income Before Income Taxes......................................................    106         273         1,043        548
Income Tax Expense..............................................................     33          73           406        177
                                                                                 --------    -------      --------   --------

Net Income Before Cumulative Effect of Change in Accounting Principle...........     73         200           637        371
Cumulative Effect of Change in Accounting Principle - Net.......................      -          -              3          -
                                                                                 --------    -------      --------    --------

Net Income...................................................................... $   73      $  200       $   640     $  371
                                                                                 ========    =======      ========    ========

Earnings per Common Share

Basic
     Before Cumulative Effect of Change in Accounting Principle................. $  .36      $  .93       $  3.05      $ 1.72
     Cumulative Effect of Change in Accounting Principle - Net..................      -           -           .01           -
                                                                                 --------    -------      --------     --------
        Net Income.............................................................. $  .36      $  .93       $  3.06      $ 1.72
                                                                                 ========    =======      ========     ========

Diluted
     Before Cumulative Effect of Change in Accounting Principle................. $  .36      $  .93       $  3.04      $ 1.71
     Cumulative Effect of Change in Accounting Principle - Net..................      -           -           .01           -
                                                                                 --------    -------      --------    --------

     Net Income................................................................. $  .36      $  .93       $  3.05      $ 1.71
                                                                                 ========    =======      ========    ========


           See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                            CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                      September 30,               December 31,
                                                                                           2001                       2000
                                                                                     -----------------          -----------------
                                                                                           (In Millions, Except Share Data)

ASSETS
Current Assets
  Cash and Cash Equivalents.....................................................        $       359                $    132
  Accounts Receivable...........................................................                413                     809
  Commodity Hedging Contracts and Other Derivatives.............................                181                       -
  Inventories...................................................................                 46                      45
  Other Current Assets..........................................................                 29                      25
                                                                                     -----------------          -----------------
                                                                                              1,028                   1,011
                                                                                     -----------------          -----------------
Oil & Gas Properties (Successful Efforts Method)................................             13,684                  13,118
Other Properties................................................................              1,108                   1,019
                                                                                     -----------------          -----------------
                                                                                             14,792                   14,137
Accumulated Depreciation, Depletion and Amortization............................              8,272                    7,830
                                                                                     -----------------          -----------------
    Properties - Net............................................................              6,520                    6,307
                                                                                     -----------------          -----------------
Commodity Hedging Contracts and Other Derivatives...............................                  9                        -
                                                                                     -----------------          -----------------
Other Assets....................................................................                182                      188
                                                                                     -----------------          -----------------
    Total Assets................................................................        $     7,739                $   7,506
                                                                                     =================          =================
LIABILITIES
Current Liabilities
  Accounts Payable..............................................................        $       485                $     619
  Commodity Hedging Contracts and Other Derivatives.............................                 12                        -
  Taxes Payable.................................................................                 54                       55
  Accrued Interest..............................................................                 38                       33
  Dividends Payable.............................................................                 28                       30
  Other Current Liabilities.....................................................                 14                       21
                                                                                     -----------------          -----------------
                                                                                                631                      758
                                                                                     -----------------          -----------------
Long-term Debt..................................................................              2,383                    2,301
                                                                                     -----------------          -----------------

Deferred Income Taxes...........................................................                621                      266
                                                                                     -----------------          -----------------
Commodity Hedging Contracts and Other Derivatives...............................                  6                        -
                                                                                     -----------------          -----------------
Other Liabilities and Deferred Credits..........................................                407                      431
                                                                                     -----------------          -----------------
Commitments and Contingent Liabilities

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 per Share
  (Authorized 75,000,000 Shares;  One Share Issued).............................                  -                        -
Common Stock, Par Value $.01 per Share
  (Authorized 325,000,000 Shares;  Issued 241,188,688 Shares)...................                  2                        2
Paid-in Capital.................................................................              3,944                    3,944
Retained Earnings...............................................................              1,438                      884
Deferred Compensation - Restricted Stock........................................                (12)                      (5)
Accumulated Other Comprehensive Loss............................................                (44)                     (70)
Cost of Treasury Stock
 (40,421,597 and 25,619,893 Shares for 2001 and 2000, respectively).............             (1,637)                  (1,005)
                                                                                     -----------------          -----------------
Stockholders' Equity............................................................              3,691                    3,750
                                                                                     -----------------          -----------------
      Total Liabilities and Stockholders' Equity................................        $     7,739                $   7,506
                                                                                     =================          =================

          See accompanying Notes to Consolidated Financial Statements.

                      BURLINGTON RESOURCES INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)



                                                                              NINE MONTHS
                                                                        -------------------------
                                                                             2001          2000
                                                                        -----------   -----------
                                                                              (In Millions)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income............................................................ $   640        $     371
 Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities
  Depreciation, Depletion and Amortization..............................    527              522
  Deferred Income Taxes.................................................    316              116
  Exploration Costs.....................................................    201              174
  Changes in Derivative Fair Values.....................................    (47)               -
 Working Capital Changes
  Accounts Receivable...................................................    396              (84)
  Inventories...........................................................     (1)               1
  Other Current Assets..................................................     (5)              (4)
  Accounts Payable......................................................   (158)              25
  Taxes Payable.........................................................      3              (23)
  Accrued Interest......................................................      5                1
  Other Current Liabilities.............................................     (9)               3
 Other..................................................................    (41)               3
                                                                        -----------    -----------
     Net Cash Provided By Operating Activities..........................  1,827            1,105
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to Properties................................................   (964)            (679)
 Other..................................................................     10               37
                                                                        -----------    -----------
    Net Cash Used In Investing Activities...............................   (954)            (642)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Borrowings...............................................    400               72
 Reduction in Borrowings................................................   (309)            (528)
 Dividends Paid.........................................................    (88)             (59)
 Common Stock Purchases.................................................   (684)             (75)
 Common Stock Issuances.................................................     42               44
 Other..................................................................     (7)              10
                                                                        -----------    -----------
    Net Cash Used In Financing Activities...............................   (646)            (536)
                                                                        -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................    227              (73)

CASH AND CASH EQUIVALENTS
 Beginning of Year......................................................    132               89
                                                                         ----------   -----------
 End of Period............. ............................................  $ 359         $     16
                                                                         ===========   ===========

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

     Basic earnings per common share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 204 million and 216 million for the third quarter of 2001 and 2000, respectively, and 209 million and 216 million for the first nine months of 2001 and 2000, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 205 million and 217 million for the third quarter of 2001 and 2000, respectively, and 210 million and 217 million for the first nine months of 2001 and 2000, respectively. No adjustments were made to reported net income in the computation of EPS.

2.       PROPOSED ACQUISITION

     On October 9, 2001, the Company and Canadian Hunter Exploration Ltd. ("Canadian Hunter") announced that they have entered into an agreement pursuant to which the Company will make an offer to holders of the outstanding shares of Canadian Hunter to acquire all such shares for cash consideration of Canadian $53 per share representing an aggregate value of approximately U.S. $2.1 billion in cash. Under the terms of the agreement, the offer is conditional upon at least two-thirds of Canadian Hunter's shares being tendered, regulatory approval and other closing conditions. The transaction is expected to be funded with proceeds from the issuance of certain debt securities. The transaction will be accounted for under the purchase method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 and is expected to close by year-end 2001. The Company also announced that it intends to divest of certain existing oil and gas properties that do not fit its preferred asset profile.

3.       COMPREHENSIVE INCOME

     The following table presents comprehensive income for the first nine months of 2001.


                                                                                       NINE MONTHS
                                                                                           2001
                                                                                --------------------------
                                                                                      (In Millions)

Accumulated other comprehensive loss - December 31, 2000........................                 $    (70)

Net income......................................................................$     640
                                                                                -----------
Other comprehensive income - net of tax

     Hedging activities
          Cumulative effect of change in accounting principle - January 1, 2001.     (366)
          Reclassification adjustments for settled contracts....................      244
          Current period changes in fair value of settled contracts.............       96
          Changes in fair value of outstanding hedging positions................      101
                                                                                -----------
                Hedging activities..............................................       75

     Foreign currency translation
          Foreign currency translation adjustments..............................      (49)
                                                                                -----------

Total other comprehensive income................................................       26              26
                                                                                -----------      -----------

Comprehensive income............................................................$     666
                                                                                ===========
Accumulated other comprehensive loss - September 30, 2001.......................                 $    (44)
                                                                                                 ===========





     In the first nine months of 2000, comprehensive income was $352 million consisting of $371 million of net income and $19 million of losses from foreign currency translation adjustments.

4.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     The hedging relationship between the hedging instruments and hedged items must be highly effective in achieving the offset of changes in fair values or cash flows attributable to the hedged risk both at the inception of the hedge and on an ongoing basis. The Company measures hedge effectiveness on a quarterly basis. Hedge accounting is discontinued prospectively when a hedging instrument becomes ineffective. The Company assesses hedge effectiveness based on total changes in the fair value of options used in cash flow hedges rather than changes of intrinsic value only. As a result, changes in fair value of option contracts are deferred in accumulated other comprehensive income until the hedged transaction affect earnings to the extent such contracts are effective. Gains and losses deferred in accumulated other comprehensive income related to cash flow hedge derivatives that become ineffective remain unchanged until the related production is delivered. Adjustment to the carrying amounts of hedged production is discontinued in instances where the related fair-value hedging instrument becomes ineffective. The balance in the fair-value hedge adjustment account is recorded in income when the related production is delivered. If the Company determines that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

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

     The Company also enters into crude oil swap agreements to fix the price of anticipated future crude oil production and purchases call options agreements that allow the Company to participate in market price increases that exceed hedge prices established when the Company enters into a swap. The Company also enters into crude oil option agreements to establish floor and ceiling prices on anticipated future crude oil production while allowing the Company to participate in upward price movements above a specified non-participation range. Generally, the Company does not receive net premiums on its option hedging strategies.

     As of September 30, 2001, the Company had the following natural gas volumes hedged.

Natural Gas Fixed-Price Swaps

                                                                      Average               Fair Value
                   Production               Volumes                   Strike                   Asset
                     Period                 (MMBTU)                    Price               (In Millions)
                 ---------------       ------------------         ----------------      --------------------
                       2001                  7,009,940                 $2.66                      $3
                       2002                 11,861,175                  3.02                       1
                   2003 to 2007             23,742,340                 $3.39                      $2

Natural Gas Basis Swaps
                                                                     Average                Fair Value
                   Production               Volumes                   Basis                    Asset
                     Period                 (MMBTU)                Differential            (In Millions)
                 ---------------       ------------------        ----------------      --------------------
                       2001                  2,409,940                 $1.24                      $3
                       2002                  9,331,175                   .17                       4
                   2003 to 2007             23,742,340                $ (.19)                     $3

Natural Gas Options

                                                                     Average               Fair Value
  Production                                   Volumes                Strike                 Asset
    Period            Option Type              (MMBTU)                Price              (In Millions)
---------------    -------------------    -------------------     ---------------     ---------------------

     2001          Puts purchased             41,085,000              $ 3.88                  $74
     2001          Calls sold                 41,085,000                7.74                    -
     2001          Calls purchased            25,760,000               10.60                    -
     2002          Puts purchased             65,050,000                3.76                   82
     2002          Calls sold                 65,050,000                7.44                    -
     2002          Calls purchased            30,250,000              $10.80                  $ -

     As of September 30, 2001, the fair value of the swap agreements the Company had entered into in order to convert the Company's fixed-price gas sales contracts to market sensitive positions was a $3 million liability offset by a $4 million asset basis adjustment to the carrying value of the fixed-price gas sales contracts. These arrangements are recorded as a revision to gas price in periods the production is delivered. All firm commitments qualified as fair-value hedges during the first nine months of 2001.

     As of September 30, 2001, the Company had the following crude oil volumes hedged.

Crude Oil Swaps

                                                                      Average               Fair Value
                   Production              Volumes                    Strike                 Liability
                     Period               (Barrels)                    Price               (In Millions)
                 ---------------       -----------------          ----------------      --------------------

                      2001                4,140,000                   $19.98                   $(15)
                      2002                  180,000                   $21.91                   $ -


Crude Oil Options

                                                                 Average                Fair Value
 Production            Option               Volumes               Strike             Asset (Liability)
   Period               Type               (Barrels)              Price                (In Millions)
--------------   -------------------   ------------------    -----------------    ------------------------

    2001         Puts Purchased              920,000             $25.00                      $ 3
    2001         Puts Sold                   920,000              20.00                       (1)
    2001         Calls Sold                  920,000              32.17                        -
    2001         Calls Purchased           2,760,000              19.69                       12
    2002         Puts Purchased            1,810,000              25.00                        6
    2002         Puts Sold                 1,810,000              20.00                       (2)
    2002         Calls Sold                1,810,000              32.17                       (1)
    2002         Calls Purchased             542,000             $33.32                      $ 1

     Approximately 67 percent of the crude oil volumes for 2001 swaps and all of the crude oil volumes for 2002 swaps were matched with call options.

     The derivative assets and liabilities represent the difference between hedged prices and market prices on hedged volumes of the commodities as of September 30, 2001. Hedging activities reduced natural gas and crude oil revenues by $364 million and $30 million, respectively, during the first nine months of 2001. In addition, during the first nine months, gains of $41 million were recorded in revenues associated with ineffectiveness of cash-flow and fair-value hedges and gains on derivative instruments which do not qualify for hedge accounting. There were no discontinued cash-flow hedges during the first nine months of 2001.

     In addition to hedges of commodity prices, the Company also has foreign currency swaps to hedge its exposure to exchange rate fluctuations at one of its Canadian subsidiaries. As of September 30, 2001, the Company had $4 million of liabilities related to foreign currency exchange rate hedges.

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

     During the first nine months of 2001, losses of $394 million ($244 million after tax) were transferred from accumulated other comprehensive income to earnings related to settlements of oil and gas price hedging contracts, credit adjustments of $154 million ($96 million after tax) were made to accumulated other comprehensive income to reflect current period changes in fair value of settled contracts, and the fair value of outstanding hedging position liabilities decreased $164 million ($101 million after tax) resulting in an ending balance of a $122 million credit ($75 million after tax) related to hedging activities in accumulated other comprehensive income at September 30, 2001. Based on commodity prices and foreign exchange rates as of September 30, 2001, the Company expects to reclassify gains of $119 million ($74 million after tax) to earnings from the balance in accumulated other comprehensive income during the next twelve months. As of September 30, 2001, the Company had cash-flow hedge derivative assets of $161 million and liabilities of $10 million. The Company had liabilities and assets related to fair-value hedges of $7 million and $8 million, respectively. The Company also had commodity-related derivative instruments that do not qualify for hedge accounting with related assets of $21 million and liabilities of $1 million.

5.       COMMITMENTS AND CONTINGENT LIABILITIES

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

6.       LONG-TERM DEBT

     On February 12, 2001, the Company issued $400 million of fixed-rate debt with an interest rate of 6.68 percent due February 2011. In August 2001, the Company exchanged $112 million of 7.65% notes, $82 million of 6.875% notes, $358 million of 7.375% notes, $33 million of 7.12% notes, $50 million of 6.91% notes and $75 million of 7% notes for $575 million of 7.2% notes due 2031 and $178 million of 6.4% notes due 2011. The transaction was accounted for as an exchange of debt instruments. This exchange of debt instruments reduced the Company's amount available under its shelf registration statement on file with the Securities and Exchange Commission to $747 million. During the first nine months of 2001, the Company also retired $288 million of commercial paper and repaid $23 million of other fixed-rate debt. On October 1, 2001, the Company retired $150 million of 8 1/2% notes in accordance with their original terms.

7.       PROPERTY ACQUISITIONS

     During the first quarter of 2001, the Company purchased from DIFCO Limited an additional 10 percent interest in 7 fields in the East Irish Sea for $25 million. The Company is the operator of the properties and now owns 100 percent of the assets. In January 2001, the Company's Canadian subsidiary, Burlington Resources Canada Energy Ltd., now known as Burlington Resources Canada Ltd. ("BRCL"), acquired approximately 46 billion cubic feet of gas equivalent ("BCFE") of proved reserves from Petrobank Energy and Resources Ltd. for $57 million. In January 2001, the Company also announced that BRCL entered into an agreement with ATCO Gas, a regulated gas utility, to acquire properties in the Viking-Kinsella area of Alberta, Canada for approximately $328 million. The properties have net proved reserves of approximately 251 BCFE. In May, the Alberta Energy and Utilities Board ( the "AEUB") denied an application by ATCO Gas to sell the properties. In September 2001, the Company increased the base purchase price to Canadian $550 million (approximately U.S. $347 million based on the exchange rate at September 28, 2001). ATCO Gas asked the AEUB to reconsider its initial decision denying the sale in view of the revised purchase price and other factors. The AEUB will hear ATCO's review and variance application on November 14, 2001 and its decision will follow that date.

8.   SEGMENT AND GEOGRAPHIC INFORMATION

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

     The following tables present information about reported segment operations.

                                                                        Third Quarter
                            ---------------------------------------------------------------------------------------------------
                                                 2001                                               2000
                            ----------------------------------------------   -----------------------------------------------------
                              North America                                     North America
                            -----------------                                 ------------------
                             USA      Canada     International      Total      USA       Canada       International     Total
                            ------   --------   ----------------   -------   -------   ----------    ---------------   --------
                                             (In Millions)                                      (In Millions)

Revenues                      $446     $167            $42           $655       $540        $191            $29           $760
Operating income (loss)       $142     $ 44            $(2)          $184       $279        $ 81            $ -           $360



                                                                         Nine Months
                            ------------------------------------------------------------------------------------------------------
                                                 2001                                               2000
                            ----------------------------------------------   -----------------------------------------------------
                              North America                                        North America
                            -----------------                                 ---------------------
                              USA      Canada      International     Total        USA      Canada      International     Total
                            -------   --------    --------------    ------    --------   ----------   ---------------   -------
                                             (In Millions)                                      (In Millions)
Revenues                     $1,801     $775           $139         $2,715      $1,541      $483            $124         $2,148
Operating income             $  864     $428           $ 21         $1,313      $  642      $159            $ 34         $  835

     The  following  is  a  reconciliation   of  segment   operating  income  to
consolidated income before income taxes.

                                                                    Third Quarter                Nine Months
                                                              --------------------------   -------------------------
                                                                 2001          2000            2001         2000
                                                              ----------   -------------   -----------   -----------
                                                                    (In Millions)               (In Millions)
Total operating income of reportable segments                    $184          $360           $1,313        $835
Corporate expenses                                                 41            42              134         129
Interest expense                                                   41            48              132         151
Other expense (income) - net                                       (4)           (3)               4           7
                                                              ----------   -------------   -----------   -----------
Consolidated income before income taxes                          $106          $273           $1,043        $548
                                                              ==========   =============   ===========   ===========

9.   RECENT ACCOUNTING PRONOUNCEMENTS

     The following SFAS's were issued in June 2001: SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was also issued. SFAS No. 141, requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 requires that goodwill as well as other intangible assets with indefinite lives not be amortized but be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001. SFAS No. 141 and No. 142 apply to the Company's accounting for the proposed acquisition of Canadian Hunter.

     SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No.121, Accounting for the Impairment of Long-Live Assets and for Long-Lived Assets to Be Disposed Of and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and No. 144 and therefore, at this time cannot reasonably estimate the effect of these statements on its financial condition, results of operations and cash flows.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Liquidity

     The Company's long-term debt to total capital ratio at September 30, 2001 and December 31, 2000 was 39 percent and 38 percent, respectively. On February 12, 2001, the Company issued $400 million of fixed-rate debt with an interest rate of 6.68 percent due February 2011. In August 2001, the Company exchanged $112 million of 7.65% notes, $82 million of 6.875% notes, $358 million of 7.375% notes, $33 million of 7.12% notes, $50 million of 6.91% notes and $75 million of 7% notes for $575 million of 7.2% notes due 2031 and $178 million of 6.4% notes due 2011. The transaction was accounted for as an exchange of debt instruments. This exchange of debt instruments reduced the Company's amount available under its shelf registration statement on file with the Securities and Exchange Commission to $747 million. During the first nine months of 2001, the Company also retired $288 million of commercial paper and repaid $23 million of other fixed-rate debt. On October 1, 2001, the Company retired $150 million of 8 1/2% notes in accordance with their original terms. On July 18, 2001, the Company's board of directors authorized the Company to redeem or repurchase up to $1 billion principal amount of debt securities of the Company.

     The Company had unused credit commitments in the form of revolving credit facilities ("revolvers") as of September 30, 2001. These revolvers are available to cover debt due within one year, therefore, commercial paper, credit facility notes and fixed-rate debt due within one year are classified as long-term debt. The revolvers are comprised of agreements for $600 million, $400 million and $316 million. The $600 million revolver expires in February 2003 and the $400 million and $316 million revolvers expire in March 2002 unless renewed by mutual consent. The Company has the option to convert the outstanding balances on the $400 million and $316 million revolvers to one year term notes at expiration of the agreements.

     In December 2000, the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's Common Stock. During the first nine months of 2001, the Company repurchased 16 million shares of its Common Stock for approximately $684 million.

     Net cash provided by operating activities during the first nine months of 2001 was $1,827 million compared to $1,105 million in 2000. The increase was primarily due to higher operating income and lower working capital needs. Operating income was higher principally as a result of higher commodity prices.

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

Capital Expenditures

     Capital expenditures for the first nine months of 2001 totaled $985 million compared to $675 million in 2000. The Company invested $735 million on internal development and exploration of oil and gas properties during the first nine months of 2001 compared to $617 million in 2000. The Company invested $143 million for property acquisitions in the first nine months of 2001 compared to $11 million in 2000. The Company also invested $85 million in plants and pipelines during the first nine months of 2001 compared to $29 million in 2000.

     During the first quarter of 2001, the Company purchased from DIFCO Limited an additional 10 percent interest in 7 fields in the East Irish Sea for $25 million. The Company is the operator of the properties and now owns 100 percent of the assets. In January 2001, the Company's Canadian subsidiary, Burlington Resources Canada Energy Ltd., now known as Burlington Resources Canada Ltd. ("BRCL"), acquired approximately 46 billion cubic feet of gas equivalent ("BCFE") of proved reserves from Petrobank Energy and Resources Ltd. for $57 million. In January 2001, the Company also announced that BRCL entered into an agreement with ATCO Gas, a regulated gas utility, to acquire properties in the Viking-Kinsella area of Alberta, Canada for approximately $328 million. The properties have net proved reserves of approximately 251 BCFE. In May, the Alberta Energy and Utilities Board ( the "AEUB") denied an application by ATCO Gas to sell the properties. In September 2001, the Company increased the base purchase price to Canadian $550 million (approximately U.S. $347 million based on the exchange rate at September 28, 2001). ATCO Gas asked the AEUB to reconsider its initial decision denying the sale in view of the revised purchase price and other factors. The AEUB will hear ATCO's review and variance application on November 14, 2001 and its decision will follow that date.

Dividends

     On October 17, 2001, the Board of Directors declared a quarterly common stock cash dividend of $.1375 per share, payable January 3, 2002.

Results of Operations - Third Quarter 2001 Compared to Third Quarter 2000

     The Company reported net income of $73 million or $.36 diluted earnings per common share in third quarter 2001 compared to net income of $200 million or $.93 diluted earnings per common share in 2000. Net income in the third quarter of 2001 included an after tax gain of $7 million or $.03 per diluted share consisting of ineffectiveness of cash-flow and fair-value hedges and gains on derivative instruments which do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). For more discussion of SFAS No. 133, see ITEM 3.

     Revenues were $655 million in third quarter 2001 compared to $760 million in 2000. Average gas prices, including a $.23 gain per MCF related to hedging activities, decreased 18 percent to $2.75 per MCF in third quarter 2001 resulting in decreased revenues of $109 million. Average oil prices, including a $1.43 loss per barrel related to hedging activities decreased 12 percent to $23.92 per barrel in third quarter 2001 resulting in decreased revenues of $19 million. Oil sales volumes decreased 10 percent in third quarter 2001 to 66.2 MBbls per day and gas sales volumes increased 4 percent to 1,929 MMCF per day which decreased revenues $18 million and increased revenues $25 million, respectively. Oil sales volumes decreased primarily due to natural production declines and reduced capital spending in the Gulf Coast and Mid-Continent areas and property sales in 2000. Gas sales volumes increased primarily due to tie-ins in the Canada and East Irish Sea areas. Revenues also included an $11 million gain related to ineffectiveness of cash-flow and fair-value hedges and gains on derivative instruments which do not qualify for hedge accounting.

     Costs and Expenses were $512 million in third quarter 2001 compared to $442 million in 2000. The increase was primarily due to a $51 million increase in exploration costs, a $17 million increase in production and processing expenses and a $12 million increase in depreciation, depletion and amortization ("DD&A") partially offset by an $8 million decrease in production taxes. Exploration costs increased primarily due to higher exploratory dry hole costs of $36 million and higher impairment charges of $15 million. Production and processing expenses increased primarily due to higher workover expense and higher service, electrical and lease fuel costs. DD&A increased due to a higher unit of production rate related to changes in production mix and higher production volumes. Production taxes decreased primarily due to lower oil and gas revenues.

     Interest Expense was $41 million in third quarter 2001 compared to $48 million in 2000. The decrease was primarily due to lower outstanding commercial paper borrowings during 2001.

     Income taxes were an expense of $33 million in third quarter 2001 as compared to $73 million in 2000. The decrease in tax expense was primarily due to lower pretax income. Also, third quarter 2000 included a beneficial tax adjustment of $34 million related to cumulative Section 29 credits.

Results of Operations - First Nine Months of 2001 Compared to First Nine Months of 2000

     The Company reported net income of $640 million or $3.05 diluted earnings per common share in the first nine months of 2001 compared to net income of $371 million or $1.71 diluted earnings per common share in 2000. Net income in the first nine months of 2001 included an after tax gain of $3 million or $.01 per diluted share consisting of the cumulative effect of change in accounting principle related to SFAS No. 133. Net income in the first nine months of 2001 also included an after tax gain of $25 million or $.12 per diluted share consisting of ineffectiveness of cash-flow and fair-value hedges and gains on derivative transactions which do not qualify for hedge accounting under SFAS No.
133. For more discussion of SFAS No. 133, see ITEM 3.

     Revenues were $2,715 million in the first nine months of 2001 compared to $2,148 million in 2000. Average gas prices, including a $.68 loss per MCF related to hedging activities, increased 41 percent to $4.07 per MCF in the first nine months of 2001 resulting in increased revenues of $632 million. Average oil prices, including a $1.59 loss per barrel related to hedging activities, were $25.10 per barrel which was essentially the same as the first nine months of 2000. Oil sales volumes decreased 16 percent in the first nine months of 2001 to 68.5 MBbls per day and gas sales volumes decreased 1 percent to 1,961 MMCF per day which decreased revenues $88 million and $18 million, respectively. Oil sales volumes decreased primarily due to natural production declines and reduced capital spending in the Gulf Coast and Mid-Continent areas and property sales in 2000. Revenues in 2001 also included a $41 million gain related to ineffectiveness of cash-flow and fair-value hedges and gains on derivative instruments which do not qualify for hedge accounting.

     Costs and Expenses were $1,536 million in the first nine months of 2001 compared to $1,442 million in 2000. The increase was primarily due to a $28 million increase in production taxes, a $27 million increase in exploration costs, a $19 million increase in production and processing expenses, an $11 million increase in transportation expenses, a $5 million increase in DD&A and a $4 million increase in administrative expenses. Production taxes increased primarily due to higher gas revenues. Exploration costs increased primarily due to higher exploratory dry hole costs of $36 million and higher impairment charges of $16 million partially offset by lower geological and geophysical expense of $25 million. Production and processing expenses increased primarily due to higher workover expense and higher service, electrical and lease fuel costs. Transportation expenses increased due to new agreements, higher tariffs and higher fuel charges. DD&A increased due to a higher unit of production rate related to changes in production mix partially offset by lower production volumes. Administrative expenses increased primarily due to non-recurring payroll related costs.

     Interest Expense was $132 million in the first nine months of 2001 compared to $151 million in 2000. The decrease was primarily due to lower outstanding commercial paper borrowings during 2001.

     Other Expense (Income) -- Net was an expense of $4 million in the first nine months of 2001 compared to $7 million in 2000. This change was primarily due to higher interest income in 2001.

     Income taxes were an expense of $406 million in the first nine months of 2001 as compared to $177 million in 2000. The increase in tax expense was primarily due to higher pretax income. Also, nine months of 2000 included a beneficial tax adjustment of $34 million related to cumulative Section 29 credits.

Other Matters

Subsequent Events

     On October 9, 2001, the Company and Canadian Hunter Exploration Ltd. ("Canadian Hunter") announced that they have entered into an agreement pursuant to which the Company will make an offer to holders of the outstanding shares of Canadian Hunter to acquire all such shares for cash consideration of Canadian $53 per share representing an aggregate value of approximately U.S. $2.1 billion in cash. Under the terms of the agreement, the offer is conditional upon at least two-thirds of Canadian Hunter's shares being tendered, regulatory approval and other closing conditions. The transaction is expected to be funded with proceeds from the issuance of certain debt securities. The transaction will be accounted for under the purchase method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 and is expected to close by year-end 2001. The Company also announced that it intends to divest of certain existing oil and gas properties that do not fit its preferred asset profile.

Recent Accounting Pronouncements

     The following SFAS's were issued in June 2001: SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was also issued. SFAS No. 141, requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 requires that goodwill as well as other intangible assets with indefinite lives not be amortized but be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001. SFAS No. 141 and No. 142 apply to the Company's accounting for the proposed acquisition of Canadian Hunter.

     SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No.121, Accounting for the Impairment of Long-Live Assets and for Long-Lived Assets to Be Disposed Of and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and No. 144 and therefore, at this time cannot reasonably estimate the effect of these statements on its financial condition, results of operations and cash flows.

BR Exchangeable Shares

     On September 14, 2001, all of the remaining outstanding exchangeable shares issued by the Company's subsidiary, Burlington Resources Canada Inc., in connection with the November 1999 acquisition of Poco Petroleums Ltd., were exchanged for BR common shares. The exchangeable shares had been trading on the Toronto Stock Exchange in Canada under the symbol "BRX". On September 17, 2001, as part of a reorganization of the Company's Canadian subsidiaries, Burlington Resources Canada Inc., Burlington Resources Canada Energy Ltd.(formerly Poco Petroleums Ltd.) and another wholly-owned Canadian subsidiary of the Company were amalgamated and are now known as Burlington Resources Canada Ltd.

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

     The Company utilizes over-the-counter fixed-price and basis swaps as well as options to hedge its production in order to decrease its price risk exposure. The gains and losses realized as a result of these price and basis derivative transactions are substantially offset when the hedged commodity is delivered. In order to accommodate the needs of its customers, the Company also uses price swaps to convert natural gas sold under fixed-price contracts to market sensitive prices.

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company's derivative instruments. At September 30, 2001, the potential decrease in fair value of derivative instruments assuming a 10 percent adverse movement (an increase in the underlying commodities prices) would result in a $37 million decrease in the fair value of the net assets related to commodity hedging activities.

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

     During the first nine months of 2001, losses of $394 million ($244 million after tax) were transferred from accumulated other comprehensive income to earnings related to settlements of oil and gas price hedging contracts, credit adjustments of $154 million ($96 million after tax) were made to accumulated other comprehensive income to reflect current period changes in fair value of settled contracts, and the fair value of outstanding hedging position liabilities decreased $164 million ($101 million after tax) resulting in an ending balance of a $122 million credit ($75 million after tax) related to hedging activities in accumulated other comprehensive income at September 30, 2001. Based on commodity prices and foreign exchange rates as of September 30, 2001, the Company expects to reclassify gains of $119 million ($74 million after tax) to earnings from the balance in accumulated other comprehensive income during the next twelve months. As of September 30, 2001, the Company had cash-flow hedge derivative assets of $161 million and liabilities of $10 million. The Company had liabilities and assets related to fair-value hedges of $7 million and $8 million, respectively. The Company also had commodity-related derivative instruments that do not qualify for hedge accounting with related assets of $21 million and liabilities of $1 million.



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




*       Exhibit incorporated by reference.



              B.  Reports on Form 8-K

              On August 22, 2001, the Company filed Form 8-K in connection with its August 2001 issuance of $575 million and $178 million of 7.2% and 6.4% notes, respectively.

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


                                           BURLINGTON RESOURCES INC.
                                           -------------------------
                                                  (Registrant)



                                           By     /s/STEVEN J. SHAPIRO
                                                  -----------------------------
                                                  Steven J. Shapiro
                                                  Senior Vice President and
                                                  Chief Financial Officer


                                           By     /s/JOSEPH P. MCCOY
                                                  -----------------------------
                                                  Joseph P. McCoy
                                                  Vice President, Controller and
                                                  Chief Accounting Officer








Date:  October 23, 2001