Form 10-Q
period 2002-03-31
BURLINGTON RESOURCES INC
filed 2002-04-26
CIK 833320

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

     Yes           X                              No
          --------------------                        ------------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                          Outstanding

Common Stock, par value $.01 per share,
            as of March 31, 2002                              201,154,419

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                                                  FIRST QUARTER
                                                                                              ---------------------
                                                                                                 2002        2001
                                                                                                ------      ------
                                                                                    (In Millions, Except per Share Amounts)
Revenues........................................................................               $   683     $ 1,152
                                                                                                -------     -------
Costs and Expenses
  Taxes Other than Income Taxes.................................................                    33          67
  Transportation Expense........................................................                    67          72
  Production and Processing.....................................................                   136         118
  Depreciation, Depletion and Amortization......................................                   220         170
  Exploration Costs.............................................................                    57          70
  Administrative................................................................                    38          44
                                                                                                -------     -------
Total Costs and Expenses........................................................                   551         541
                                                                                                -------     -------
Operating Income................................................................                   132         611
Interest Expense................................................................                    72          45
Other Expense (Income) - Net....................................................                    (1)          9
                                                                                                -------     -------
Income Before Income Taxes......................................................                    61         557
Income Tax Expense..............................................................                    13         224
                                                                                                -------     -------
Income Before Cumulative Effect of Change in Accounting Principle...............                    48         333
Cumulative Effect of Change in Accounting Principle - Net.......................                     -           3
                                                                                                -------     -------
Net Income......................................................................               $    48     $   336
                                                                                                =======     =======


Earnings per Common Share

Basic
     Before Cumulative Effect of Change in Accounting Principle.................               $  0.24     $  1.56
     Cumulative Effect of Change in Accounting Principle - Net..................                     -        0.01
                                                                                                -------     -------
     Net Income.................................................................               $  0.24     $  1.57
                                                                                                =======     =======
Diluted
     Before Cumulative Effect of Change in Accounting Principle.................               $  0.24     $  1.55
     Cumulative Effect of Change in Accounting Principle - Net..................                     -        0.01
                                                                                                -------     -------
     Net Income.................................................................               $  0.24     $  1.56
                                                                                                =======     =======




           See accompanying Notes to Consolidated Financial Statements.


                            BURLINGTON RESOURCES INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                     March 31,       December 31,
                                                                       2002             2001
                                                                    -----------      -------------
                                                                   (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents.......................................   $       56      $      116
  Accounts Receivable.............................................          399             398
  Commodity Hedging Contracts and Other Derivatives...............           20             118
  Inventories.....................................................           56              50
  Other Current Assets............................................           43              33
                                                                        --------        --------
                                                                            574             715
                                                                        --------        --------
Oil & Gas Properties (Successful Efforts Method)..................       16,668          16,038
Other Properties..................................................        1,449           1,416
                                                                        --------        --------
                                                                         18,117          17,454
  Accumulated Depreciation, Depletion and Amortization............        8,804           8,623
                                                                        --------        --------
    Properties - Net..............................................        9,313           8,831
                                                                        --------        --------
Goodwill..........................................................          782             782
                                                                        --------        --------
Other Assets......................................................          247             254
                                                                        --------        --------
      Total Assets................................................   $   10,916      $   10,582
                                                                        ========        ========

LIABILITIES
Current Liabilities
  Accounts Payable................................................   $      552      $      599
  Taxes Payable...................................................           55               6
  Accrued Interest................................................           80              61
  Dividends Payable...............................................           28              28
  Other Current Liabilities.......................................           23              17
                                                                        --------        --------
                                                                            738             711
                                                                        --------        --------
Long-term Debt....................................................        4,692           4,337
                                                                        --------        --------
Deferred Income Taxes.............................................        1,379           1,403
                                                                        --------        --------
Other Liabilities and Deferred Credits............................          611             606
                                                                        --------        --------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share
  (Authorized 75,000,000 Shares;  One Share Issued)...............            -               -
Common Stock, Par Value $.01 Per Share
  (Authorized 325,000,000 Shares;  Issued 241,188,688 Shares).....            2               2
Paid-in Capital...................................................        3,942           3,944
Retained Earnings.................................................        1,352           1,332
Deferred Compensation - Restricted Stock..........................          (15)             (9)
Accumulated Other Comprehensive Loss..............................         (161)           (106)
Cost of Treasury Stock
 (40,034,269 and 40,395,695 Shares for 2002 and 2001, respectively)      (1,624)         (1,638)
                                                                        --------        --------
Stockholders' Equity..............................................        3,496           3,525
                                                                        --------        --------
      Total Liabilities and Stockholders' Equity..................   $   10,916      $   10,582
                                                                        ========        ========

          See accompanying Notes to Consolidated Financial Statements.


                            BURLINGTON RESOURCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FIRST QUARTER
                                                                        ---------------
                                                                         2002      2001
                                                                        ------    ------
                                                                          (In Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income.......................................................      $   48    $  336
 Adjustments to Reconcile Net Income to Net Cash
    Provided By Operating Activities
  Depreciation, Depletion and Amortization.........................        220       170
  Deferred Income Taxes............................................         (1)      110
  Exploration Costs................................................         57        70
  Changes in Derivative Fair Values................................         25       (11)
 Working Capital Changes
  Accounts Receivable..............................................          -       108
  Inventories......................................................         (6)      (19)
  Other Current Assets.............................................        (10)        4
  Accounts Payable.................................................        (25)       25
  Taxes Payable....................................................         50        94
  Accrued Interest.................................................         19         8
  Other Current Liabilities........................................         (4)       (5)
 Changes in Other Assets and Liabilities...........................        (12)      (17)
                                                                        -------   -------
    Net Cash Provided By Operating Activities......................        361       873
                                                                        -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to Properties...........................................       (762)     (371)
 Other.............................................................          5        (1)
                                                                        -------   -------
    Net Cash Used In Investing Activities..........................       (757)     (372)
                                                                        -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Borrowings..........................................        355       400
 Reduction in Borrowings...........................................          -      (320)
 Dividends Paid....................................................        (28)      (30)
 Common Stock Purchases............................................          -      (224)
 Common Stock Issuances............................................          4        31
 Other.............................................................          5        14
                                                                        -------   -------
    Net Cash Provided by (Used In) Financing Activities............        336      (129)
                                                                        -------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................        (60)      372

CASH AND CASH EQUIVALENTS
 Beginning of Year.................................................        116       132
                                                                        -------   -------
 End of Period.....................................................     $   56    $  504
                                                                        =======   =======

          See accompanying Notes to Consolidated Financial Statements.


                            BURLINGTON RESOURCES INC.
                   Notes TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

     The 2001 Annual Report on Form 10-K (Form 10-K) of Burlington Resources Inc. (the Company), includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q (Quarterly Report). The financial statements for the periods presented herein are unaudited and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The consolidated financial statements include certain reclassifications that were made to conform to current period presentation.

     Basic earnings per common share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 201 million and 214 million for the first quarter of 2002 and 2001, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 202 million and 215 million for the first quarter of 2002 and 2001, respectively. No adjustments were made to reported net income in the computation of EPS.

2.       COMPREHENSIVE INCOME (LOSS)

     The following table presents comprehensive income (loss).

                                                                         FIRST QUARTER           FIRST QUARTER
                                                                      ---------------------------------------------
                            (In Millions)                                    2002                    2001
                            ---------------                           ---------------------------------------------

Accumulated other comprehensive loss - Beginning of Period...........          $  (106)                  $   (70)

Net income...........................................................  $   48                 $   336
                                                                      ---------              ----------

    Other comprehensive loss - net of tax

Hedging activities
  Cumulative effect of change in accounting principle -
     January 1, 2001.................................................       -                    (366)
  Current period changes in fair value of settled contracts..........      14                      54
  Reclassification adjustments for settled contracts.................     (43)                    186
  Changes in fair value of outstanding hedging positions.............     (31)                    (17)
                                                                      ---------              ----------
          Hedging  activities........................................     (60)                   (143)

Foreign currency translation
  Foreign currency translation adjustments...........................       5                     (42)
                                                                      ---------              ----------

Total other comprehensive loss.......................................     (55)     (55)          (185)       (185)
                                                                      --------- --------     ----------   ---------

Comprehensive income ................................................  $   (7)                $   151
                                                                      =========              ==========

Accumulated other comprehensive loss - End of Period.................          $  (161)                  $   (255)
                                                                              ============              ===========


3.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     As of March 31, 2002, the Company had the following natural gas volumes hedged.

Natural Gas Fixed-price Swaps

                                                                      Average               Fair Value
                   Production               Volumes                    Fixed                 Liability
                     Period                 (MMBTU)                    Price               (In Millions)
                 ---------------      ------------------         ----------------      --------------------
                      2002                33,422,560                   $2.70                    $(3)
                      2003                15,570,630                    3.11                     (8)
                      2004                15,613,289                    3.23                     (6)
                      2005                10,513,930                    3.18                     (4)
                   2006 to 2007            1,672,500                   $3.21                    $(1)




Natural Gas Basis Swaps
                                                                     Average               Fair Value
                   Production               Volumes                   Basis                   Asset
                     Period                 (MMBTU)               Differential            (In Millions)
                 ---------------       ------------------        ----------------      --------------------
                      2002                33,422,560                  $(.25)                    $1
                      2003                15,570,630                   (.28)                     -
                      2004                15,613,289                   (.27)                     -
                      2005                10,513,930                   (.28)                     -
                  2006 to 2007             1,672,500                  $(.15)                    $-


Natural Gas Options
                                                                     Average               Fair Value
  Production                                   Volumes                Strike           Asset/(Liability)
    Period            Option Type              (MMBTU)                Price              (In Millions)
---------------    -------------------    -------------------     ---------------     ---------------------
     2002            Puts purchased            139,670,000              $2.82                   $ 38
     2002            Puts sold                 113,795,000               2.09                     (4)
     2002            Calls sold                139,670,000               4.42                    (20)
     2002            Calls purchased             9,100,000              10.80                      -
     2003            Puts Purchased             91,250,000               2.84                     27
     2003            Puts Sold                  91,250,000               2.08                     (7)
     2003            Call Sold                  91,250,000              $4.71                   $(20)



     As of March 31, 2002, the fair value of the swap agreements the Company had entered into in order to convert the Company's fixed-price gas sales contracts to market sensitive positions was a $4 million asset offset by a $4 million liability basis adjustment to the carrying value of the fixed-price gas sales contracts.

Crude Oil Options

                                                                     Average               Fair Value
  Production                                   Volumes                Strike                  Asset
    Period            Option Type             (Barrels)               Price               (In Millions)
---------------    -------------------    -------------------     ---------------     ----------------------
     2002          Puts purchased              910,000                $25.00                   $1
     2002          Puts sold                   910,000                 20.00                    -
     2002          Calls sold                  910,000                 32.17                    -
     2002          Calls purchased             910,000                $38.00                   $-


     The derivative assets and liabilities represent the difference between hedged prices and market prices on hedged volumes of the commodities as of March 31, 2002. Hedging activities increased natural gas and crude oil revenues by $69 million and $3 million, respectively, in the first quarter of 2002. In addition, during the quarter, non-cash losses of $25 million were recorded in revenues associated with ineffectiveness of cash-flow and fair-value hedges and changes in the fair value of derivative instruments that do not qualify for hedge accounting.

     In addition to hedges of commodity prices, the Company also has foreign currency swaps to hedge its exposure to exchange rate fluctuations related to its Canadian subsidiaries. As of March 31, 2002, the Company had $10 million of liabilities related to foreign currency exchange rate hedges.

     Based on commodity prices and foreign exchange rates as of March 31, 2002, the Company expects to reclassify gains of $4 million ($3 million after tax) to earnings from the balance in accumulated other comprehensive loss during the next twelve months. As of March 31, 2002, the Company had cash-flow hedge derivative assets of $19 million and derivative liabilities of $26 million. The Company also had liabilities and assets related to fair-value hedges of $6 million and $8 million, respectively.

4.       COMMITMENTS AND CONTINGENCIES

     The Company and numerous other oil and gas companies have been named as defendants in various lawsuits alleging violations of the civil False Claims Act. These lawsuits have been consolidated by the United States Judicial Panel on Multidistrict Litigation for pre-trial proceedings in the matter of In re Natural Gas Royalties Qui Tam Litigation, MDL-1293, United States District Court for the District of Wyoming (MDL-1293). The plaintiffs contend that defendants underpaid royalties on natural gas and NGLs produced on federal and Indian lands through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. Plaintiffs allege that the royalties paid by defendants were lower than the royalties required to be paid under federal regulations and that the forms filed by defendants with the Minerals Management Service (MMS) reporting these royalty payments were false, thereby violating the civil False Claims Act. The United States has intervened in certain of the MDL-1293 cases as to some of the defendants, including the Company.

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

5.       LONG-TERM DEBT

     In February 2002, Burlington Resources Finance Company (BRFC) issued $350 million of 5.7% Notes due March 1, 2007. During the first quarter of 2002, the Company also issued $5 million of net commercial paper. Commercial paper outstanding at March 31, 2002 was $680 million at an average interest rate of approximately 2 percent.

6.       PROPERTY TRANSACTIONS

     On January 3, 2002, the Company consummated a property acquisition from ATCO Gas and Pipeline Ltd., a Canadian regulated gas utility, for approximately $344 million.

     During the fourth quarter of 2001, the Company announced its intent to sell certain non-core, non-strategic properties in order to improve the overall quality of its portfolio. The Company intends to complete property sales by the end of 2002 and expects to use the estimated proceeds of over $750 million generated from property sales to repay debt. Included in these property sales are assets recorded as held for sale at December 31, 2001. In connection with the divestiture program, in the fourth quarter of 2001, the Company also recorded restructuring liabilities of $10 million. As of March 31, 2002, $5 million of the restructuring liabilities remained outstanding as Accounts Payable on the Consolidated Balance Sheet.

7.       SEGMENT AND GEOGRAPHIC INFORMATION

     The Company's reportable segments are USA, Canada and Other International. The segments are engaged principally in the exploration, development, production and marketing of oil and gas. The accounting policies for the segments are the same as those disclosed in Note 1 of Notes to Consolidated Financial Statements included in the Company's Form 10-K. Intersegment sales were $14 million and $72 million during the first quarter of 2002 and 2001, respectively.

     The following tables present information about reported segment operations.

                                                     First Quarter 2002
                                      --------------------------------------------------
                                                                 Other
                                         USA      Canada     International     Total
                                      --------------------------------------------------
                                                        (In Millions)
Revenues.............................. $ 392     $ 243          $ 48         $ 683
Operating income...................... $ 137     $  34          $  4         $ 175


                                                     First Quarter 2001
                                      --------------------------------------------------
                                                                 Other
                                         USA      Canada     International      Total
                                      --------------------------------------------------
                                                        (In Millions)
Revenues.............................. $ 752     $ 345          $ 55           $1,152
Operating income...................... $ 397     $ 238          $ 24           $  659


     The  following  is  a  reconciliation   of  segment   operating  income  to
consolidated income before income taxes.

                                                                   First Quarter
                                                             ---------------------------
                                                                2002           2001
                                                             -----------    ------------
                                                                   (In Millions)
Total operating income for reportable segments.........       $  175          $ 659
Corporate expenses.....................................           43             48
Interest expense.......................................           72             45
Other expense (income)- net............................           (1)             9
                                                             -----------    ------------
Consolidated income before income taxes................       $   61          $ 557
                                                             ===========    ============

8.       ACCOUNTING PRONOUNCEMENT

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-live asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS No. 143 and therefore, at this time, cannot reasonably estimate the effect of this statement on its consolidated financial position, results of operations or cash flows.

9.       PRO FORMA SUMMARY FINANCIAL INFORMATION

     The following table presents the unaudited pro forma results of the Company as though the acquisition of Canadian Hunter Exploration Ltd. had occurred on January 1, 2001. Pro forma results are not necessarily indicative of actual results.

                                                          First Quarter
                                                               2001
                                                         ----------------
                     (In Millions, Except per Share Amounts)
Revenues.................................................   $ 1,393
Net income...............................................       414
Basic earnings per share.................................      1.93
Diluted earnings per share...............................   $  1.92


ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
                Results of Operations
                ---------------------

Financial Condition and Liquidity
---------------------------------

     The Company's long-term debt to total capital (total capital is defined as long-term debt and stockholders' equity) ratio at March 31, 2002 and December 31, 2001 was 57 percent and 55 percent, respectively. In February 2002, BRFC issued $350 million of 5.7 % Notes due March 1, 2007 (February Notes). This issuance reduced the Company's amount available under its shelf registration statement on file with the Securities and Exchange Commission to $397 million. On October 8, 2001, the Company's Board of Directors authorized the Company to restore its shelf registration statement to $1,500 million. The Company expects to file such registration statement in the second quarter of 2002.

     Effective January 2, 2002, the Company entered into a $350 million bridge revolving credit facility (Facility) in order to finance the acquisition of certain assets from ATCO Gas and Pipelines Ltd. On January 2, 2002, the Company issued commercial paper under the Facility to fund the acquisition. The proceeds from the February Notes were used to retire such commercial paper and the Company terminated the Facility.

     During the first quarter of 2002, the Company also issued $5 million of net commercial paper. Commercial paper outstanding at March 31, 2002 was $680 million at an average interest rate of approximately 2 percent.

     The Company had credit commitments in the form of revolving credit facilities (revolvers) as of March 31, 2002. The revolvers, which are comprised of agreements for $600 million, $400 million and $300 million, are available to cover debt due within one year. Therefore, commercial paper, credit facility notes and fixed-rate debt due within one year are classified as long-term debt. Currently, there are no amounts outstanding under the revolvers, however, the Company's outstanding commercial paper reduces the amount of credit available under the revolvers. The $600 million revolver expires in December 2006 and the $400 million and $300 million revolvers expire in December 2002 unless renewed by mutual consent. The Company has the option to convert the outstanding balances on the $400 million and $300 million revolvers to one-year and five-year plus one day term notes, respectively. Under the covenants of the revolvers, Company debt cannot exceed 60 percent of capitalization (as defined in the agreements).

     Net cash provided by operating activities during the first quarter of 2002 was $361 million compared to $873 million in 2001. The decrease was primarily due to lower operating income and higher working capital needs. Lower operating income is principally the result of lower commodity prices partially offset by higher natural gas production sales volumes.

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


Capital Expenditures
--------------------

     Capital expenditures for the first quarter of 2002 totaled $736 million compared to $413 million in 2001. The Company invested $285 million on internal development and exploration of oil and gas properties during the first quarter of 2002 compared to $278 million in 2001. The Company invested $405 million for property acquisitions in first quarter 2002 compared to $90 million in 2001. Property acquisitions include the purchase of certain assets on January 3, 2002 from ATCO Gas and Pipelines Ltd., a Canadian regulated gas utility, for approximately $344 million.

     During the fourth quarter of 2001, the Company announced its intent to sell certain non-core, non-strategic properties in order to improve the overall quality of its portfolio. The Company intends to complete property sales by the end of 2002 and expects to use the estimated proceeds of over $750 million generated from property sales to repay debt. Included in these property sales are assets recorded as held for sale at December 31, 2001. In connection with the divestiture program, in the fourth quarter of 2001, the Company also recorded restructuring liabilities of $10 million. As of March 31, 2002, $5 million of the restructuring liabilities remained outstanding as Accounts Payable on the Consolidated Balance Sheet.

Dividends
---------

     On April 17, 2002, the Board of Directors declared a quarterly common stock cash dividend of $0.1375 per share, with record and payment dates of June 7, 2002 and July 2, 2002, respectively.


Results of Operations - First Quarter 2002 Compared to First Quarter 2001
-------------------------------------------------------------------------

     The Company reported net income of $48 million or $0.24 diluted earnings per common share in first quarter 2002 compared to net income of $336 million or $1.56 diluted earnings per common share in 2001. Net income in first quarter 2001 included a non-cash after tax gain of $7 million or $0.03 per diluted share consisting of the cumulative effect of change in accounting principle, ineffectiveness related to cash-flow and fair-value hedges and changes in the fair value of derivative instruments that do not qualify for hedge accounting.


     Revenues decreased $469 million to $683 million in 2002 compared to $1,152 million in 2001. Revenues in 2002 decreased $585 million compared to 2001 as a result of lower commodity prices. Including a $0.38 realized gain per MCF related to hedging activities, average gas prices decreased $2.83 per MCF in 2002 to $2.88 per MCF from $5.71 per MCF in 2001 which decreased revenues $514 million. Including a $0.58 realized gain per barrel related to hedging activities, average oil prices decreased $4.13 per barrel in 2002 to $21.68 per barrel from $25.81 per barrel in 2001 resulting in reduced revenues of $22 million. Average NGL prices decreased $9.60 per barrel in 2002 to $12.45 per barrel from $22.05 per barrel in 2001, resulting in reduced revenues of $49 million. In first quarter 2002, revenues also included a $25 million loss related to ineffectiveness of cash-flow and fair-value hedges and changes in the fair value of derivative instruments that do not qualify for hedge accounting.

     An increase in gas and NGL sales volumes, partially offset by a decline in oil sales volumes, resulted in higher revenues of $151 million in 2002 compared to 2001. Gas sales volumes increased 263 MMCF per day in 2002 to 2,019 MMCF per day from 1,756 MMCF per day in 2001 resulting in increased revenues of $135 million. NGL sales volumes increased to 56.3 MBbls per day in 2002 from 41.4 MBbls per day in 2001, resulting in higher revenues of $30 million from quarter to quarter. Oil sales volumes decreased 6.1 MBbls per day in 2002 to 59.9 MBbls per day from 66.0 MBbls per day in 2001 reducing revenues $14 million. Gas sales volumes increased primarily due to the acquisition of Canadian Hunter Exploration Ltd. (Hunter) in late 2001. Oil sales volumes decreased primarily due to natural declines in the Gulf of Mexico and North Sea.

     Costs and Expenses were $551 million in 2002 compared to $541 million in 2001. The $10 million increase was primarily due to a $50 million increase in depreciation, depletion and amortization (DD&A) and an $18 million increase in production and processing expenses partially offset by a $34 million decrease in taxes other than income taxes, a $13 million decrease in exploration costs, a $6 million decrease in transportation expenses and a $5 million decrease in general and administrative (G&A) expenses.

     DD&A increased primarily due to a higher unit-of-production rate related to changes in production mix and higher gas production volumes. Production and processing expenses increased primarily due to higher gas volumes. Taxes other than income taxes decreased primarily due to lower oil and gas revenues. Exploration costs decreased primarily due to lower exploratory dry hole costs of $32 million partially offset by higher amortization of undeveloped lease costs of $13 million. Transportation expenses decreased primarily due to lower contract rates and G&A expenses were lower in 2002 compared to 2001 due to non-recurring payroll related costs recorded in 2001.

     Interest Expense was $72 million in first quarter 2002 compared to $45 million in 2001. The increase was primarily due to higher debt balances during 2002 resulting from the Hunter acquisition in late 2001 and other property acquisitions made in early 2002.

     Other Expense (Income) -- Net was income of $1 million in first quarter 2002 compared to expense of $9 million in 2001. The change was primarily related to foreign currency exchange rate transactions and lower miscellaneous expenses.

     Income taxes were an expense of $13 million in first quarter 2002 as compared to $224 million in 2001. The decrease in tax expense was primarily due to lower pretax income. The Company also recorded benefits of $13 million in first quarter 2002 compared to $2 million in 2001 related to interest deductions associated with structured debt financing. Section 29 Tax Credits were $3 million in 2002 compared to $5 million in 2001.

Accounting Pronouncement
------------------------

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-live asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS No. 143 and therefore, at this time, cannot reasonably estimate the effect of this statement on its consolidated financial position, results of operations or cash flows.


ITEM 3.     Quantitative and Qualitative Disclosures about Commodity Risk
            -------------------------------------------------------------

     Substantially all of the Company's crude oil and natural gas production is sold on the spot market or under short-term contracts at market sensitive prices. Spot market prices for domestic crude oil and natural gas are subject to volatile trading patterns in the commodity futures market, including among others, the New York Mercantile Exchange (NYMEX). Quality differentials, worldwide political developments and the actions of the Organization of Petroleum Exporting Countries also affect crude oil prices.

     There is also a difference between the NYMEX futures contract price for a particular month and the actual cash price received for that month in a U.S. producing basin or at a U.S. market hub, which is referred to as the "basis differential."

     The Company utilizes over-the-counter price and basis swaps as well as options to hedge its production in order to decrease its price risk exposure. The gains and losses realized as a result of these price and basis derivative transactions are substantially offset when the hedged commodity is delivered. In order to accommodate the needs of its customers, the Company also uses variable price swaps to convert natural gas sold under fixed-price contracts to market sensitive prices.

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company's derivative instruments. For example, at March 31, 2002, the potential decrease in fair value of derivative instruments assuming a 10 percent adverse movement (an increase in the underlying commodities prices) would result in an $85 million increase in the fair value of the net liabilities related to commodity hedging activities.

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

     Based on commodity prices and foreign exchange rates as of March 31, 2002, the Company expects to reclassify gains of $4 million ($3 million after tax) to earnings from the balance in accumulated other comprehensive loss during the next twelve months. As of March 31, 2002, the Company had cash-flow hedge derivative assets of $19 million and derivative liabilities of $26 million. The Company also had liabilities and assets related to fair-value hedges of $6 million and $8 million, respectively.

Forward-looking Statements
--------------------------

     This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company's current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company's 2001 Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings
              -----------------

              See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.       Exhibits and Reports on Form 8-K
              ---------------------------------

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

               10.1      Amendment   No.1,   dated  January  9,  2002  to
                         Burlington Resources Inc. Incentive Compensation Plan

               10.2      Amendment   No.1,   dated  January  9,  2002,  to
                         Burlington Resources Inc. 2001 Performance Share Unit Plan

               10.3*     Burlington  Resources  Inc. 2002 Stock  Incentive
                         Plan  (Exhibit A to the Proxy  Statement,  filed  March
                         2002)





*       Exhibit incorporated by reference.

              B.  Reports on Form 8-K

              On February 21, 2002, the Company filed Form 8-K in connection with its February 2002 issuance of $350 million of 5.7% Notes.

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


                                     BURLINGTON RESOURCES INC.
                                     -------------------------
                                            (Registrant)



                                     By     /s/ STEVEN J. SHAPIRO
                                            ------------------------------------
                                            Steven J. Shapiro
                                            Senior Vice President and
                                            Chief Financial Officer





                                     By     /s/JOSEPH P. McCOY
                                            ------------------------------------
                                            Joseph P. McCoy
                                            Vice President, Controller and
                                            Chief Accounting Officer









Date:  April 26, 2002

                                 EXHIBIT INDEX

              Exhibit               Nature of Exhibit
              -------               -----------------

                4.1* The Company and its subsidiaries either have filed with the Securities and Exchange Commission or upon request will furnish a copy of any instrument with respect to long-term debt of the Company.

               10.1      Amendment   No.1,   dated  January  9,  2002  to
                         Burlington Resources Inc. Incentive Compensation Plan

               10.2      Amendment   No.1,   dated  January  9,  2002,  to
                         Burlington Resources Inc. 2001 Performance Share Unit Plan

               10.3*     Burlington  Resources  Inc. 2002 Stock  Incentive
                         Plan  (Exhibit A to the Proxy  Statement,  filed  March
                         2002)