Form 10-Q
period 2003-03-31
BURLINGTON RESOURCES INC
filed 2003-05-07
CIK 833320

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                       Yes     X            No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       Yes     X            No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                         Outstanding
               -----                                         -----------
Common Stock, par value $.01 per share,
       as of March 31, 2003                                  200,782,319

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            BURLINGTON RESOURCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                                        FIRST QUARTER
                                                                                     ------------------
                                                                                       2003       2002
                                                                                     -------      -----
                                                                          (In Millions, Except per Share Amounts)
Revenues .......................................................................     $ 1,128      $ 703
                                                                                     -------      -----

Costs and Other Income - Net
   Taxes Other than Income Taxes ...............................................          48         33
   Transportation Expense ......................................................          99         86
   Production and Processing ...................................................         102        136
   Depreciation, Depletion and Amortization ....................................         203        221
   Exploration Costs ...........................................................          68         57
   Administrative ..............................................................          42         38
   Interest Expense ............................................................          64         72
   (Gain)/Loss on Disposal of Assets ...........................................          (1)        --
   Other Expense (Income) - Net ................................................           4         (1)
                                                                                     -------      -----
Total Costs and Other Income - Net .............................................         629        642
                                                                                     -------      -----
Income Before Income Taxes and Cumulative Effect of Change
   in Accounting Principle .....................................................         499         61
Income Tax Expense .............................................................         171         13
                                                                                     -------      -----

Income Before Cumulative Effect of Change in Accounting Principle ..............         328         48
Cumulative Effect of Change in Accounting Principle - Net ......................         (59)        --
                                                                                     -------      -----

Net Income .....................................................................     $   269      $  48
                                                                                     =======      =====

Earnings per Common Share

Basic
     Before Cumulative Effect of Change in Accounting Principle ................     $  1.63      $0.24
     Cumulative Effect of Change in Accounting Principle - Net .................       (0.29)        --
                                                                                     -------      -----
     Net Income ................................................................     $  1.34      $0.24
                                                                                     =======      =====

Diluted
     Before Cumulative Effect of Change in Accounting Principle ................     $  1.62      $0.24
     Cumulative Effect of Change in Accounting Principle - Net .................       (0.29)        --
                                                                                     -------      -----
     Net Income ................................................................     $  1.33      $0.24
                                                                                     =======      =====


          See accompanying Notes to Consolidated Financial Statements.

                                  BURLINGTON RESOURCES INC.
                                 CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)

                                                                                          March 31,   December 31,
                                                                                            2003          2002
                                                                                          --------      --------
                                                                                     (In Millions, Except Share Data)
ASSETS
Current Assets
  Cash and Cash Equivalents .........................................................     $    428      $    443
  Accounts Receivable ...............................................................          731           515
  Inventories .......................................................................           62            48
  Other Current Assets ..............................................................           43            55
                                                                                          --------      --------
                                                                                             1,264         1,061
                                                                                          --------      --------

Oil & Gas Properties (Successful Efforts Method) ....................................       13,744        12,716
Other Properties ....................................................................        1,198         1,140
                                                                                          --------      --------
                                                                                            14,942        13,856
  Accumulated Depreciation, Depletion and Amortization ..............................        5,698         5,353
                                                                                          --------      --------
    Properties - Net ................................................................        9,244         8,503
                                                                                          --------      --------
Goodwill ............................................................................          864           803
                                                                                          --------      --------
Other Assets ........................................................................          295           278
                                                                                          --------      --------
      Total Assets ..................................................................     $ 11,667      $ 10,645
                                                                                          ========      ========

LIABILITIES
Current Liabilities
  Accounts Payable ..................................................................     $    958      $    809
  Taxes Payable .....................................................................           68            44
  Accrued Interest ..................................................................           64            61
  Commodity Hedging Contracts and Other Derivatives .................................           64            38
  Other Current Liabilities .........................................................            2             7
  Current Maturities of Long-term Debt ..............................................           68            63
                                                                                          --------      --------
                                                                                             1,224         1,022
                                                                                          --------      --------
Long-term Debt ......................................................................        3,859         3,853
                                                                                          --------      --------
Deferred Income Taxes ...............................................................        1,612         1,436
                                                                                          --------      --------
Commodity Hedging Contracts and Other Derivatives ...................................           26            33
                                                                                          --------      --------
Other Liabilities and Deferred Credits ..............................................          674           469
                                                                                          --------      --------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, Par Value $.01 Per Share
  (Authorized 75,000,000 Shares) ....................................................           --            --
Common Stock, Par Value $.01 Per Share
  (Authorized 325,000,000 Shares;  Issued 241,188,688 Shares) .......................            2             2
Paid-in Capital .....................................................................        3,940         3,941
Retained Earnings ...................................................................        1,916         1,675
Deferred Compensation - Restricted Stock ............................................          (19)           (9)
Accumulated Other Comprehensive Income (Loss) .......................................           85          (164)
Cost of Treasury Stock
 (40,406,369 and 39,749,431 Shares for 2003 and 2002, respectively) .................       (1,652)       (1,613)
                                                                                          --------      --------
Stockholders' Equity ................................................................        4,272         3,832
                                                                                          --------      --------
      Total Liabilities and Stockholders' Equity ....................................     $ 11,667      $ 10,645
                                                                                          ========      ========


          See accompanying Notes to Consolidated Financial Statements.

                                BURLINGTON RESOURCES INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)

                                                                                        FIRST QUARTER
                                                                                       ---------------
                                                                                        2003       2002
                                                                                       -----      -----
                                                                                         (In Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ......................................................................    $ 269      $  48
  Adjustments to Reconcile Net Income to Net Cash
     Provided By Operating Activities
    Depreciation, Depletion and Amortization ......................................      203        221
    Deferred Income Taxes .........................................................      136         (1)
    Exploration Costs .............................................................       68         57
    Cumulative Effect of Change in Accounting Principle - Net .....................       59         --
    Changes in Derivative Fair Values .............................................       (5)        25
  Working Capital Changes
    Accounts Receivable ...........................................................     (207)        --
    Inventories ...................................................................      (12)        (6)
    Other Current Assets ..........................................................       13        (10)
    Accounts Payable ..............................................................       62        (25)
    Taxes Payable .................................................................       26         50
    Accrued Interest ..............................................................        3         19
    Other Current Liabilities .....................................................       (7)        (4)
  Changes in Other Assets and Liabilities .........................................      (19)       (13)
                                                                                       -----      -----
      Net Cash Provided By Operating Activities ...................................      589        361
                                                                                       -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to Properties .........................................................     (537)      (762)
  Other ...........................................................................       (8)         5
                                                                                       -----      -----
      Net Cash Used In Investing Activities .......................................     (545)      (757)
                                                                                       -----      -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Borrowings ........................................................       --        355
  Dividends Paid ..................................................................      (28)       (28)
  Common Stock Purchases ..........................................................      (72)        --
  Common Stock Issuances ..........................................................       23          4
  Other ...........................................................................        1          5
                                                                                       -----      -----
      Net Cash Provided by (Used In) Financing Activities .........................      (76)       336
                                                                                       -----      -----

Effect of Exchange Rate Changes on Cash and Cash Equivalents ......................       17         --
                                                                                       -----      -----

DECREASE IN CASH AND CASH EQUIVALENTS .............................................      (15)       (60)

CASH AND CASH EQUIVALENTS
  Beginning of Year ...............................................................      443        116
                                                                                       -----      -----
  End of Period ...................................................................    $ 428      $  56
                                                                                       =====      =====


          See accompanying Notes to Consolidated Financial Statements.

                            BURLINGTON RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The 2002 Annual Report on Form 10-K (Form 10-K) of Burlington Resources Inc. (the Company), includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q (Quarterly Report). The financial statements for the periods presented herein are unaudited and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The consolidated financial statements include certain reclassifications that were made to conform to current period presentation.

     Basic earnings per common share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 201 million for the first quarter of 2003 and 2002. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 202 million for the first quarter of 2003 and 2002. For the periods ended March 31, 2003 and 2002, approximately 3 million and 4 million shares, respectively, attributable to the potential exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive. The Company has no convertible securities affecting EPS, therefore, no adjustments related to convertible securities were made to reported net income in the computation of EPS.

2.   STOCK-BASED COMPENSATION

     The Company uses the intrinsic value based method of accounting for stock-based compensation, as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, the Company records no compensation expense for stock options granted when the exercise price for options granted is equal to the fair market value of the Company's Common Stock on the date of the grant.

   The following table illustrates the effect on net income and EPS if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation. The fair value of stock options included in the pro forma amounts is not necessarily indicative of future effects on net income and EPS.

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                       2003                 2002
                                                                     -------               ------
                                                                         (In Millions, Except
                                                                          per Share Amounts)
 Net income - as reported .................................          $   269               $   48
 Pro forma stock based employee compensation cost, after tax               3                    3
                                                                     -------               ------
 Net income - pro forma ...................................          $   266               $   45
                                                                     =======               ======
 Basic EPS - as reported ..................................          $  1.34               $ 0.24
 Basic EPS - pro forma ....................................             1.32                 0.23
 Diluted EPS - as reported ................................             1.33                 0.24
 Diluted EPS - pro forma ..................................          $  1.32               $ 0.23

3.   COMPREHENSIVE INCOME (LOSS)

     The following table presents comprehensive income (loss).

                                                                                          FIRST QUARTER        FIRST QUARTER
                                                                                          ----------------------------------
             (In Millions)                                                                     2003                2002
             -------------                                                                -------------        -------------
Accumulated other comprehensive loss - Beginning of Period .....................                $(164)                $(106)

Net income......................................................................     $ 269                $  48
                                                                                     -----                -----

     Other comprehensive loss - net of tax

Hedging activities

     Current period changes in fair value of settled contracts .................       (19)                  14
     Reclassification adjustments for settled contracts ........................        25                  (43)
     Changes in fair value of outstanding hedging positions ....................       (19)                 (31)
                                                                                     -----                -----
          Hedging activities ...................................................       (13)                 (60)

Foreign currency translation

     Foreign currency translation adjustments ..................................       262                    5
                                                                                     -----                -----
Total other comprehensive income (loss) ........................................       249        249       (55)       (55)
                                                                                     -----      -----     -----       -----
Comprehensive income (loss) ....................................................     $ 518                $  (7)
                                                                                     =====                =====

Accumulated other comprehensive income (loss) - End of Period ..................                $  85                 $(161)
                                                                                                =====                 =====

4.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company uses derivative instruments to manage risks associated with natural gas, crude oil and electricity price volatility as well as foreign currency exchange rate fluctuations. Derivative instruments that meet the hedge criteria in SFAS No. 133 are designated as cash-flow hedges, fair-value hedges or foreign-currency hedges. Derivative instruments designated as cash-flow hedges are used by the Company to mitigate the risk of variability in cash flows from crude oil and natural gas sales due to changes in market prices. Fair-value hedges are used by the Company to hedge or offset the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment. In addition to hedges of commodity prices, the Company also uses foreign-currency swaps to hedge its exposure to exchange rate fluctuations related to its Canadian subsidiaries.

     As of March 31, 2003, the Company had the following derivative instruments outstanding. The average underlying prices included in the table below represent hedged prices at various market locations.

                                                                           Notional Amount
                                                              ------------------------------------------
                                                                                                             Average     Fair Value
Settlement   Derivative       Hedge                                 Gas      Electricity        US $       Underlying       Asset
Period       Instrument       Strategy                           (MMBTU)     (Megawatts)   (in millions)     Prices      (Liability)
------------------------------------------------------------------------------------------------------------------------------------
2003         Swap             Cash Flow Hedge                  14,474,119                                     $ 2.82       $ (18)
             Purchased Put    Cash Flow Hedge                 166,375,000                                       3.31           9
             Written Call     Cash Flow Hedge                 166,375,000                                       5.17         (44)
             Written Put      Cash Flow Hedge                 162,250,000                                       2.47          (1)
             Swap             Fair Value Hedge                  2,070,000                                       3.12           3
             N/A              Fair Value Hedge (Obligation)     2,070,000                                       3.19          (3)
             Purchased Call   Cash Flow Hedge                                    132,000                       43.25           1
             Written Put      Cash Flow Hedge                                    132,000                       28.38           -
             Swap             Foreign Currency Hedge                                            $ 13            1.42           -

2004         Swap             Cash Flow Hedge                  15,610,390                                       3.01         (15)
             Purchased Put    Cash Flow Hedge                   9,100,000                                       3.96           3
             Written Put      Cash Flow Hedge                   9,100,000                                       2.96          (1)
             Written Call     Cash Flow Hedge                   9,100,000                                       6.82          (2)
             Swap             Fair Value Hedge                  2,166,800                                       2.83           3
             N/A              Fair Value Hedge (Obligation)     2,166,800                                       2.85          (3)
             Swap             Foreign Currency Hedge                                               8            1.43           -

2005         Swap             Cash Flow Hedge                  10,511,522                                       2.96          (8)
             Swap             Fair Value Hedge                  1,459,200                                       2.65           2
             N/A              Fair Value Hedge (Obligation)     1,459,200                                       2.65          (2)
             Swap             Not Designated as a Hedge                                         $ 99            1.50          (3)

2006 to
2007         Swap             Cash Flow Hedge                   1,672,500                                     $ 3.06          (1)
                                                                                                                           -----
                                                                                                                           $ (80)
                                                                                                                           =====

     The derivative assets and liabilities represent the difference between hedged prices and market prices on hedged volumes of the commodities as of March 31, 2003. Hedging activities related to cash settlements decreased revenues $41 million in the first quarter of 2003 and increased revenues $72 million in the first quarter of 2002. In addition, a non-cash gain of $6 million and a non-cash loss of $10 million were recorded in revenues associated with changes in the fair value of derivative instruments that do not qualify for hedge accounting during the first quarter of 2003 and 2002, respectively. Also, non-cash losses of $1 million and $15 million were recorded in revenues associated with ineffectiveness of cash-flow and fair-value hedges during the first quarter of 2003 and 2002, respectively.

     Based on commodity prices and foreign exchange rates as of March 31, 2003, the Company expects to reclassify losses of $59 million ($36 million after tax) to earnings from the balance in accumulated other comprehensive loss during the next twelve months. At March 31, 2003, the Company had derivative assets of $10 million and derivative liabilities of $90 million. Of the derivative assets of $10 million, $6 million and $4 million are included in Other Current Assets and Other Assets, respectively, on the Consolidated Balance Sheet.

5.   COMMITMENTS AND CONTINGENCIES

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

6.   LONG-TERM DEBT

     The fair value of the Company's long-term debt at March 31, 2003 and December 31, 2002 was approximately $4,512 million and $4,443 million, respectively, based on quoted market prices.

7.   SEGMENT AND GEOGRAPHIC INFORMATION

     The Company's reportable segments are U.S., Canada and Other International. The segments are engaged principally in the exploration for and the development, production and marketing of oil and gas. The accounting policies for the segments are the same as those disclosed in Note 1 of Notes to Consolidated Financial Statements included in the Company's 2002 Form 10-K. There were no intersegment sales during the first quarter of 2003 compared to $14 million during the first quarter of 2002.

     The following tables present information about the Company's reportable segments.

                                                                 First Quarter 2003
                                                     ------------------------------------------
                                                                            Other
                                                      U.S.      Canada   International    Total
                                                      ----      ------   -------------    -----
                                                                   (In Millions)
Revenues .......................................     $555       $526         $47        $1,128
Income before income taxes and cumulative effect
    of change in accounting principle...........      309        296          10           615
Capital expenditures ...........................     $213       $284         $97        $  594

                                                                 First Quarter 2002
                                                     -------------------------------------------
                                                                            Other
                                                      U.S.     Canada    International    Total
                                                      ----     ------    -------------    -----
                                                                   (In Millions)
Revenues .......................................      $397      $252        $ 54          $703
Income before income taxes and cumulative effect
    of change in accounting principle...........       137        34           4           175
Capital expenditures ...........................      $ 72      $524        $118          $714

     The following is a reconciliation of income before income taxes and cumulative effect of change in accounting principle for reportable segments to consolidated income before income taxes and cumulative effect of change in accounting principle.

                                                                                    First Quarter
                                                                                --------------------
                                                                                  2003          2002
                                                                                  ----          ----
                                                                                    (In Millions)
Income before income taxes and cumulative effect of change in                   $  615         $ 175
    accounting principle for reportable segments...........................
Corporate expenses.........................................................         48            43
Interest expense..........................................................          64            72
Other expense (income) - net...............................................          4            (1)
                                                                                ------         -----
Consolidated income before income taxes and cumulative effect of
     change in accounting principle........................................     $  499         $  61
                                                                                ======         =====

     The following is a reconciliation of capital expenditures for reportable segments to consolidated capital expenditures.

                                                                                    First Quarter
                                                                                --------------------
                                                                                  2003          2002
                                                                                  ----          ----
                                                                                    (In Millions)
Capital expenditures for reportable segments...............................     $ 594          $ 714
Administrative capital expenditures........................................         3             22
                                                                                -----          -----
Consolidated capital expenditures..........................................     $ 597          $ 736
                                                                                =====          =====

8.   ASSET RETIREMENT OBLIGATIONS

     On January 1, 2003, the Company adopted SFAS No. 143, Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. During the first quarter of 2003, the Company recorded a net-of-tax cumulative effect of change in accounting principle charge of $59 million ($95 million before tax), increased long-term liabilities $191 million, net properties $96 million and deferred tax assets $36 million in accordance with the provisions of SFAS No. 143. There was no impact on the Company's cash flows as a result of adopting SFAS No. 143. The pro forma asset retirement obligation would have been $376 million at January 1, 2002 and $298 million at December 31, 2002 had the Company adopted SFAS No. 143 on January 1, 2002. The asset retirement obligation, which is included on the Consolidated Balance Sheet in Other Liabilities and Deferred Credits, was $314 million at March 31, 2003.

     For the period ended March 31, 2002, the pro forma effect on net income and earnings per share, had SFAS No. 143 been adopted by the Company on January 1, 2002, would have been as follows.

                                                             As            Pro
                                                          Reported        Forma
                                                          --------        -----
                                                        (In Millions, Except Per
                                                              Share Data)
Net Income............................................     $  48         $  46

Earnings per share:
    Basic.............................................      0.24          0.23
    Diluted...........................................     $0.24         $0.23

9.   GOODWILL

     All of the Company's goodwill is assigned to the Canadian reporting unit which consists of all of the Company's Canadian subsidiaries. The following table reflects the changes in the carrying amount of goodwill during the first quarter of 2003 as it relates to the Canadian reporting unit.


                                                                      (In Millions)
Balance-December 31, 2002............................................     $803
Changes in foreign exchange rates during the period..................       61
                                                                        ------
Balance-March 31, 2003...............................................     $864
                                                                        ======

10.  INCOME TAXES

     The Company's effective income tax rate increased to 34 percent at March 31, 2003 from 20 percent for the year ended December 31, 2002 primarily due to higher pretax income. Also, the tax rate for the year ended December 31, 2002 included the reversal of a foreign tax valuation reserve related to the sale of assets in the U.K. sector of the North Sea.

11.   SUBSEQUENT EVENT

      In April 2003, the Company's Board of Directors voted to restore the current Common Stock repurchase authorization level to $1 billion effective May 1, 2003.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Outlook

     The Company expects second quarter 2003 production volumes to average between 2,460 and 2,604 MMCFE per day. The key to second quarter 2003 performance will be the impact on production volumes associated with annual plant maintenance scheduled in the San Juan Basin, Canada, the East Irish Sea and at the Lost Cabin plant. The pace of new well connections in

Canada, south Louisiana and the Ft. Worth Basin and the timing of start-up in the Algeria MLN Field, which is scheduled for later in second quarter 2003, will also influence the results. The Company expects full year 2003 production volumes to average between 2,575 and 2,705 MMCFE per day. The Company targets the delivery of 3-8 percent long-term production volume growth and expects to achieve near the bottom of the range in 2003 and near the top of the range in 2004. Accomplishing all of the above referenced goals require successful execution on the Company's base program, achieving expectations on planned maintenance downtime and successfully delivering major projects in Algeria, China and the East Irish Sea.

     Commodity prices are impacted by many factors that are outside of the Company's control. Historically, commodity prices have been volatile and the Company expects them to remain volatile. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, the Company cannot accurately predict future natural gas, NGLs and crude oil prices, and therefore, cannot accurately predict revenues.

     In addition to production volumes and commodity prices, finding and developing sufficient amounts of crude oil and natural gas reserves at economical costs are critical to the Company's long-term success. In 2003, excluding acquisitions, the Company expects to spend approximately $1.4 billion on development, exploration and plants and pipeline capital.

Financial Condition and Liquidity

     The Company's total debt to total capital (total capital is defined as total debt and stockholders' equity) ratio at March 31, 2003 and December 31, 2002 was 48 percent and 51 percent, respectively. Based on the current price environment, management believes that the Company will generate sufficient cash from operations to fund its 2003 capital expenditures, excluding any major acquisition(s), dividend payments and Common Stock repurchases. At March 31, 2003, the Company had $428 million of cash and cash equivalents on hand.

     The Company had credit commitments in the form of revolving credit facilities (revolvers) as of March 31, 2003. The revolvers are comprised of agreements for $600 million, $400 million and Canadian $468 million (U.S. $318 million). The $600 million revolver expires in December 2006 and the $400 million and Canadian $468 million revolvers expire in December 2004 unless renewed by mutual consent. The Company has the option to convert the outstanding balances on the $400 million and Canadian $468 million revolvers to one-year and five-year plus one day term notes, respectively. Under the covenants of the revolvers, Company debt cannot exceed 60 percent of capitalization (as defined in the agreements). The revolvers are available to cover debt due within one year, therefore, commercial paper, credit facility notes and fixed-rate debt due within one year are generally classified as long-term debt. At March 31, 2003, there were no amounts outstanding under the revolvers and no outstanding commercial paper.

     Net cash provided by operating activities during the first quarter of 2003 was $589 million compared to $361 million in 2002. The increase was primarily due to higher net income partially offset by higher working capital needs. Higher net income is principally the result of higher commodity prices partially offset by lower natural gas and crude oil production sales volumes.

     In December 2000, the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's Common Stock. During the first quarter of 2003, the Company repurchased 1,733,000 shares of its Common Stock for approximately $79 million. As of March

31, 2003, $7 million of the share repurchases were not cash settled. Through March 31, 2003, the Company has repurchased approximately 18 million shares or $772 million of its Common Stock under this $1 billion authorization. In April 2003, the Company's Board of Directors voted to restore the current authorization level to $1 billion effective May 1, 2003.

     The Company and its subsidiaries are named defendants in numerous lawsuits and named parties in numerous governmental and other proceedings arising in the ordinary course of business. While the outcome of these lawsuits and other proceedings cannot be predicted with certainty, management believes these matters will not have a material adverse effect on the consolidated financial position of the Company, although results of operations and cash flows could be significantly impacted in the reporting periods in which such matters are resolved.

     The Company has certain other commitments and uncertainties related to its normal operations. Management believes that there are no other commitments or uncertainties that will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Capital Expenditures

     Capital expenditures for the first quarter of 2003 totaled $597 million compared to $736 million in 2002. The Company invested $445 million on internal development and exploration of oil and gas properties during the first quarter of 2003 compared to $285 million in 2002. The Company invested $103 million for property acquisitions in first quarter 2003 compared to $405 million in 2002. Property acquisitions during the first quarter of 2002 included the purchase of certain assets from ATCO Gas and Pipelines Ltd., a Canadian regulated gas utility, for approximately $344 million.

Dividends

     On April 23, 2003, the Board of Directors declared a quarterly common stock cash dividend of $0.1375 per share, with record and payment dates of June 13, 2003 and July 10, 2003, respectively.

Results of Operations - First Quarter 2003 Compared to First Quarter 2002

     The Company reported net income of $269 million or $1.33 diluted earnings per common share in first quarter 2003 compared to net income of $48 million or $0.24 diluted earnings per common share in 2002. Net income in 2003 included a net-of-tax cumulative effect of change in accounting principle charge of $59 million or $0.29 per diluted earnings per common share related to the adoption of Statement of Financial Accounting Standards No. 143, Asset Retirement Obligations. See Note 8 of Notes to Consolidated Financial Statements for more information.

Revenues

     Revenues increased $425 million to $1,128 million in first quarter 2003 compared to $703 million in first quarter 2002. The $425 million increase in revenues primarily consists of $480 million related to higher commodity prices and NGLs volumes, $16 million related to changes in the fair value of derivative instruments that do not qualify for hedge accounting and $14 million related to ineffectiveness on cash-flow and fair-value hedges, partially offset by $80 million related to lower gas and oil production volumes and $9 million due to the sale of the Val Verde Plant in the second quarter of 2002. Details of commodity prices and sales volumes variances are described below.

     Price variances

     Average gas prices, including a $0.23 realized loss per MCF related to hedging activities, increased $2.30 per MCF in first quarter 2003 to $5.29 per MCF from $2.99 per MCF, including a $0.38 realized gain per MCF related to hedging activities, in first quarter 2002. Higher average natural gas prices increased revenues $388 million during first quarter 2003. Average NGLs prices increased $9.62 per barrel in first quarter 2003 to $22.07 per barrel from $12.45 per barrel in first quarter 2002, resulting in higher revenues of $56 million during first quarter 2003. Average oil prices, including a $0.44 realized loss per barrel related hedging activities, increased $8.06 per barrel in first quarter 2003 to $29.74 per barrel from $21.68 per barrel, including a $0.58 realized gain per barrel related to hedging activities, in first quarter 2002. Higher average oil prices resulted in increased revenues of $28 million during first quarter 2003.

     Volume variances

     Average gas sales volumes decreased 147 MMCF per day in first quarter 2003 to 1,872 MMCF per day from 2,019 MMCF per day in first quarter 2002, resulting in decreased revenues of $40 million during first quarter 2003. Average oil sales volumes decreased 20.6 MBbls per day in first quarter 2003 to 39.3 MBbls per day from 59.9 MBbls per day in first quarter 2002, reducing revenues $40 million during first quarter 2003. Average NGLs sales volumes increased 7.4 MBbls per day in first quarter 2003 to 63.7 MBbls per day from 56.3 MBbls per day in first quarter 2002, resulting in higher revenues of $8 million from quarter to quarter. Average gas sales volumes in San Juan, Gulf Coast and Other International decreased 214 MMCF per day primarily due to asset sales in 2002 and natural declines, partially offset by an increase of 61 MMCF per day primarily as a result of the aggressive winter drilling program in Canada. Average oil sales volumes decreased 19.5 MBbls per day primarily due to asset sales in 2002 and natural declines in the Mid-Continent and Canada. Average NGLs sales volumes in San Juan increased 9.0 MBbls per day primarily due to higher liquid recoveries.

Total Costs and Other Income - Net

    Total costs and other income - net were $629 million in first quarter 2003 compared to $642 million in first quarter 2002. The $13 million decrease was primarily due to a $34 million decrease in production and processing expenses, an $18 million decrease in depreciation, depletion and amortization (DD&A), an $8 million decrease in interest expense and a $1 million increase in gain on disposal of assets, partially offset by a $15 million increase in taxes other than income taxes, a $13 million increase in transportation expenses, an $11 million increase in exploration costs, a $5 million increase in other expense, and a $4 million increase in administrative (G&A) expenses.

     Production and processing expenses decreased primarily due to lower well operating costs related to the Shelf and other asset sales in 2002. DD&A decreased primarily due to the divestiture of higher cost properties in 2002 and lower gas and oil production volumes. Interest expense decreased primarily due to lower debt balances during the first quarter of 2003. Taxes other than income taxes increased primarily due to higher production taxes resulting from higher oil and gas revenues. Transportation expenses increased primarily due to higher contract rates primarily resulting from the sale of the Val Verde Plant. Exploration costs increased primarily due to higher exploratory dry hole costs of $16 million and higher drilling rig expenses of $3 million, partially offset by lower geological and geophysical and other expenses of $4 million and lower amortization of undeveloped lease costs of $4 million. Other expenses increased primarily due to foreign currency transactions and lower interest income. G&A expenses increased primarily due to higher insurance expense and other miscellaneous expenses.

Income Tax Expense

     Income taxes were an expense of $171 million in first quarter 2003 compared to an expense of $13 million in first quarter 2002. The increase in tax expense was primarily due to higher pretax income. The Company recorded tax benefits of $26 million in first quarter 2003 compared to $13 million in first quarter 2002 related to interest deductions allowed in both the U.S. and Canada on transactions associated with cross-border financing. The Company recorded no
Section 29 Tax Credits in 2003 compared to $3 million in 2002.

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

     The Company utilizes over-the-counter price and basis swaps as well as options to hedge its production in order to decrease its price risk exposure. The gains and losses realized as a result of these price and basis derivative transactions are substantially offset when the hedged commodity is delivered. Under certain circumstances, the Company also uses price swaps to convert natural gas sold under fixed-price contracts to market sensitive prices.

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company's derivative instruments. For example, at March 31, 2003, an assumed 10 percent adverse movement in commodity prices (an increase in the underlying commodities prices) would result in a $127 million increase in the fair value of the net liabilities related to commodity hedging activities.

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

     Based on commodity prices and foreign exchange rates as of March 31, 2003, the Company expects to reclassify losses of $59 million ($36 million after tax) to earnings from the balance in accumulated other comprehensive loss during the next twelve months. At March 31, 2003, the Company had derivative assets of $10 million and derivative liabilities of $90 million. Of the derivative assets of $10 million, $6 million and $4 million are included in Other Current Assets and Other Assets, respectively, on the Consolidated Balance Sheet.

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

Forward-looking Statements

     This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company's current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company's 2002 Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K

              A.  Exhibits

              The following exhibits are filed as part of this report.

              Exhibit               Nature of Exhibit

                 3.1* By-Laws of Burlington Resources Inc. amended as of March 1, 2003 (Exhibit 3.2 to Form 10-K, filed March 12, 2003)

                 4.1* The Company and its subsidiaries either have filed with the Securities and Exchange Commission or upon request will furnish a copy of any instrument with respect to long-term debt of the Company.

                99.1 Certification accompanying Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Bobby
                                    S. Shackouls, Chairman of the Board,
                                    President and Chief Executive Officer of the
                                    Company

                99.2 Certification accompanying Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Steven J. Shapiro, Executive Vice President and Chief Financial Officer of the Company

   *   Exhibit incorporated by reference.


              B.  Reports on Form 8-K

              On March 13, 2003, the Company filed Form 8-K/A amending the Current Report on Form 8-K filed by the Company on August 22, 2001.

              On March 13, 2003, the Company filed Form 8-K/A amending the Current Report on Form 8-K filed by the Company on February 21, 2002.

Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BURLINGTON RESOURCES INC.
                                              (Registrant)


                                        By     /s/ STEVEN J. SHAPIRO
                                               ---------------------------------
                                               Steven J. Shapiro
                                               Executive Vice President and
                                               Chief Financial Officer

                                        By     /s/ JOSEPH P. McCOY
                                               ---------------------------------
                                               Joseph P. McCoy
                                               Vice President, Controller and
                                               Chief Accounting Officer

Date:  May 7, 2003


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

Date: May 7, 2003                   /s/ BOBBY S. SHACKOULS
                                    -------------------------------------------
                                    Bobby S. Shackouls
                                    Chairman of the Board, President and Chief
                                    Executive Officer




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

Date: May 7, 2003                       /s/ STEVEN J. SHAPIRO
                                        --------------------------------------
                                        Steven J. Shapiro
                                        Executive Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX


              Exhibit               Nature of Exhibit

                 3.1* By-Laws of Burlington Resources Inc. amended as of March 1, 2003 (Exhibit 3.2 to Form 10-K, filed March 12, 2003)

                 4.1* The Company and its subsidiaries either have filed with the Securities and Exchange Commission or upon request will furnish a copy of any instrument with respect to long-term debt of the Company.

                99.1 Certification accompanying Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Bobby
                                    S. Shackouls, Chairman of the Board,
                                    President and Chief Executive Officer of the
                                    Company

                99.2 Certification accompanying Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Steven J. Shapiro, Executive Vice President and Chief Financial Officer of the Company

*       Exhibit incorporated by reference.