Form 10-Q
period 2004-03-31
BURLINGTON RESOURCES INC
filed 2004-05-07
CIK 833320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9971

BURLINGTON RESOURCES INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1413284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

717 Texas Ave., Suite 2100, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

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

Yes ☑            No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑            No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Stock, par value $.01 per share, as of March 31, 2004	198,365,132

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BURLINGTON RESOURCES INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	FIRST QUARTER
	2004	2003
	(In Millions, Except per Share Amounts)
Revenues	$1,308	$1,128

Costs and Other Income — Net
Taxes Other than Income Taxes	59	48
Transportation Expense	110	99
Operating Costs	131	102
Depreciation, Depletion and Amortization	277	203
Exploration Costs	60	68
Administrative	48	42
Interest Expense	71	64
(Gain)/Loss on Disposal of Assets	8	(1)
Other Expense (Income) — Net	(3)	4

Total Costs and Other Income — Net	761	629

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	547	499
Income Tax Expense	193	171

Income Before Cumulative Effect of Change in Accounting Principle	354	328
Cumulative Effect of Change in Accounting Principle — Net	—	(59)

Net Income	$354	$269

Earnings per Common Share
Basic
Before Cumulative Effect of Change in Accounting Principle	$1.79	$1.63
Cumulative Effect of Change in Accounting Principle — Net	—	(0.29)

Net Income	$1.79	$1.34

Diluted
Before Cumulative Effect of Change in Accounting Principle	$1.78	$1.62
Cumulative Effect of Change in Accounting Principle — Net	—	(0.29)

Net Income	$1.78	$1.33

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON RESOURCES INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
	2004	2003
	(In Millions, Except Share Data)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,027	$757
Accounts Receivable	716	605
Inventories	97	81
Other Current Assets	84	74

	1,924	1,517

Oil & Gas Properties (Successful Efforts Method)	16,370	15,962
Other Properties	1,395	1,381

	17,765	17,343
Accumulated Depreciation, Depletion and Amortization	7,279	7,032

Properties — Net	10,486	10,311

Goodwill	968	982

Other Assets	188	185

Total Assets	$13,566	$12,995

LIABILITIES
Current Liabilities
Accounts Payable	$832	$714
Taxes Payable	81	43
Accrued Interest	63	61
Dividends Payable	30	30
Commodity Hedging Contracts and Other Derivatives	56	33
Other Current Liabilities	5	10

	1,067	891

Long-term Debt	3,914	3,873

Deferred Income Taxes	2,045	1,948

Other Liabilities and Deferred Credits	755	762

Commitments and Contingencies (Note 5)
STOCKHOLDERS’ EQUITY
Preferred Stock, Par Value $.01 Per Share (Authorized 75,000,000 Shares)	—	—
Common Stock, Par Value $.01 Per Share (Authorized 325,000,000 Shares; Issued 241,188,688 Shares)	2	2
Paid-in Capital	3,965	3,946
Retained Earnings	3,086	2,761
Deferred Compensation — Restricted Stock	(23)	(10)
Accumulated Other Comprehensive Income	578	655
Cost of Treasury Stock (42,823,556 and 43,539,885 Shares for 2004 and 2003, respectively)	(1,823)	(1,833)

Stockholders’ Equity	5,785	5,521

Total Liabilities and Stockholders’ Equity	$13,566	$12,995

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON RESOURCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	FIRST QUARTER
	2004	2003
	(In Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$354	$269
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Depreciation, Depletion and Amortization	277	203
Deferred Income Taxes	125	136
Exploration Costs	60	68
Cumulative Effect of Change in Accounting Principle — Net	—	59
Changes in Derivative Fair Values	—	(5)
Working Capital Changes
Accounts Receivable	(118)	(207)
Inventories	(17)	(12)
Other Current Assets	(11)	13
Accounts Payable	37	62
Taxes Payable	47	26
Accrued Interest	2	3
Other Current Liabilities	(3)	(7)
Changes in Other Assets and Liabilities	(11)	(19)

Net Cash Provided By Operating Activities	742	589

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Properties	(472)	(537)
Other	(10)	(8)

Net Cash Used In Investing Activities	(482)	(545)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings	41	—
Dividends Paid	(29)	(28)
Common Stock Purchases	(90)	(72)
Common Stock Issuances	94	23
Other	—	1

Net Cash Provided by (Used In) Financing Activities	16	(76)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6)	17

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	270	(15)
CASH AND CASH EQUIVALENTS
Beginning of Year	757	443

End of Period	$1,027	$428

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     The 2003 Annual Report on Form 10-K (“Form 10-K”) of Burlington Resources Inc. (the “Company”), includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q (“Quarterly Report”). The financial statements for the periods presented herein are unaudited and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The consolidated financial statements include certain reclassifications that were made to conform to current period presentation.

     Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 197 million and 201 million for the first quarter of 2004 and 2003, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 198 million and 202 million for the first quarter of 2004 and 2003, respectively. For the periods ended March 31, 2004 and 2003, approximately 1 million and 3 million shares, respectively, attributable to the potential exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive. The Company has no convertible securities affecting EPS, therefore, no adjustments related to convertible securities were made to reported net income in the computation of EPS.

Other

     Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets, were issued in June 2001 and became effective for the Company July 1, 2001 and January 1, 2002, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS No. 141 requires companies to disaggregate and report certain intangible assets separately from goodwill. SFAS No. 142 established new guidelines for accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. One interpretation being considered relative to these standards is that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, and included as intangible assets on the Company’s consolidated balance sheets. Historically, the Company, like many other oil and gas companies, has included oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract reserves as part of the oil and gas properties, even after SFAS No. 141 and No. 142 became effective. This matter was referred to the Emerging Issues Task Force (“EITF”) in late 2003. At the March 2004 meeting, the EITF reached a consensus that mineral rights for mining companies should be accounted for as tangible assets. However, this issue as it pertains to oil and gas companies is still under consideration by the EITF. The Company will continue to monitor this issue and classify its oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as oil and gas properties until further guidance is provided.

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

     At March 31, 2004, the Company had undeveloped and developed leaseholds of approximately $1.2 billion and $2.3 billion that would have been classified on the consolidated balance sheet as intangible undeveloped leaseholds and intangible developed leaseholds, respectively, if it had applied the interpretation currently being discussed.

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

	First Quarter
	2004	2003
	(In Millions,
	Except per Share Amounts)
Net income — as reported	$354	$269
Pro forma stock based employee compensation cost, after tax	3	3

Net income — pro forma	$351	$266

Basic EPS — as reported	$1.79	$1.34
Basic EPS — pro forma	1.78	1.32
Diluted EPS — as reported	1.78	1.33
Diluted EPS — pro forma	$1.77	$1.32

3. COMPREHENSIVE INCOME (LOSS)

	First Quarter
	2004		2003
	(In Millions)
Accumulated other comprehensive income (loss) — beginning of period		$655		$(164)
Net income	$354		$269

Other comprehensive income (loss) — net of tax
Hedging activities
Current period changes in fair value of settled contracts	2		(19)
Reclassification adjustments for settled contracts	1		25
Changes in fair value of outstanding hedging positions	(17)		(19)

Hedging activities	(14)		(13)
Foreign currency translation
Foreign currency translation adjustments	(63)		262

Total other comprehensive income (loss)	(77)	(77)	249	249

Comprehensive income	$277		$518

Accumulated other comprehensive income — end of period		$578		$85

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company uses derivative instruments to manage risks associated with natural gas and crude oil price volatility as well as interest rate and foreign currency exchange rate fluctuations. Derivative instruments that meet the hedge criteria in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, are designated as cash-flow hedges, fair-value hedges, or foreign-currency hedges. Derivative instruments designated as cash-flow hedges are used by the Company to mitigate the risk of variability in cash flows from natural gas and crude oil sales due to changes in market prices. Fair-value hedges are used by the Company to hedge or offset the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment. In addition to hedges of commodity prices, the Company also uses foreign-currency swaps to hedge its exposure to exchange rate fluctuations related to its Canadian subsidiaries. Derivative instruments that do not meet the hedge criteria in SFAS No. 133 are not designated as hedges.

     As of March 31, 2004, the Company had the following derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations.

			Notional Amount
					Average	Fair Value Asset
Settlement	Derivative	Hedge		Oil	Underlying	(Liability)
Period	Instrument	Strategy	Gas (MMBTU)	(Barrels)	Prices	(In Millions)
2004	Swap	Cash flow	11,729,119		$3.22	$(24)
	Swap	Not designated	1,060,000		5.93	—
	Purchased put	Cash flow	85,801,921		4.46	6
	Written call	Cash flow	85,801,921		6.30	(19)
	Purchased put	Cash flow		3,665,000	28.76	2
	Written call	Cash flow		3,665,000	35.65	(6)
	Swap	Fair value	1,790,000		3.04	4
	N/A	Fair value (obligation)	1,790,000		3.06	(4)
2005	Swap	Cash flow	10,511,522		3.16	(19)
	Purchased put	Cash flow	8,694,729		4.73	3
	Written call	Cash flow	8,694,729		7.13	(3)
	Swap	Fair value	1,579,200		2.82	3
	N/A	Fair value (obligation)	1,579,200		2.83	(3)
2006	Swap	Cash flow	912,500		3.06	(1)
2007	Swap	Cash flow	760,000		$3.06	(1)

						$(62)

     As of March 31, 2004, the Company had the following derivative instruments outstanding related to interest rate and foreign currency swaps.

			Notional Amount			Fair Value
				Average	Average	Asset
Settlement	Derivative	Hedge	U.S. $	Underlying	Floating	(Liability)
Period	Instrument	Strategy	(In Millions)	Rate	Rate	(In Millions)
2004	Interest rate swap	Fair value	$50	5.6%	LIBOR+3.36%	$—
	Swap	Foreign currency	6	1.43		—
2005	Interest rate swap	Fair value	50	5.6%	LIBOR+3.36%	—
2006	Interest rate swap	Fair value	$50	5.6%	LIBOR+3.36%	—

						$—

     Based on commodity prices and foreign exchange rates as of March 31, 2004, the Company expects to reclassify losses of $49 million ($30 million after tax) to earnings from the balance in accumulated other comprehensive loss during the next twelve months. At March 31, 2004, the Company had derivative assets of $8 million and derivative liabilities of $70 million. Of the derivative assets of $8 million, $6 million and $2 million are included in Other Current Assets and Other Assets, respectively, on the Consolidated Balance Sheet. Of the derivative liabilities of $70 million, $14 million are included in Other Liabilities and Deferred Credits on the Consolidated Balance Sheet.

     The derivative assets and liabilities related to commodities represent the difference between hedged prices and market prices on hedged volumes of the commodities as of March 31, 2004. Hedging activities related to cash settlements on commodities decreased revenues $1 million and $41 million in the first quarter of 2004 and 2003, respectively. In addition, non-cash gains of $438 thousand and non-cash losses of $1 million were recorded in revenues associated with ineffectiveness of cash-flow and fair-value hedges during the first quarter of 2004 and 2003, respectively. Also, non-cash losses of $39 thousand and non-cash gains of $6 million were recorded in revenues associated with changes in the fair value of derivative instruments that do not qualify for hedge accounting during the first quarter of 2004 and 2003, respectively.

5. COMMITMENTS AND CONTINGENCIES

     The Company and numerous other oil and gas companies have been named as defendants in various lawsuits alleging violations of the civil False Claims Act. These lawsuits were consolidated during 1999 and 2000 for pre-trial proceedings by the United States Judicial Panel on Multidistrict Litigation in the matter of In re Natural Gas Royalties Qui Tam Litigation, MDL-1293, United States District Court for the District of Wyoming (“MDL-1293”). The plaintiffs contend that defendants underpaid royalties on natural gas and NGLs produced on federal and Indian lands through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies during the period of 1985 to the present. Plaintiffs allege that the royalties paid by defendants were lower than the royalties required to be paid under federal regulations and that the forms filed by defendants with the Minerals Management Service (“MMS”) reporting these royalty payments were false, thereby violating the civil False Claims Act. The United States has intervened in certain of the MDL-1293 cases as to some of the defendants, including the Company. The plaintiffs and the intervenor have not specified in their pleadings the amount of damages they seek from the Company. On December 5, 2003, the United States Judicial Panel on Multidistrict Litigation entered an order transferring the cases alleging claims of below-market prices, improper deductions, and transactions with affiliated companies for further pre-trial proceedings and trial in Wright v. AGIP, 5:03CV264, United States District Court for the Eastern District of Texas, Texarkana Division. The cases alleging improper measurement techniques remain pending in MDL-1293.

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

6. LONG-TERM DEBT

     The fair value of the Company’s long-term debt at March 31, 2004 and December 31, 2003 was approximately $4,500 million and $4,483 million, respectively, based on quoted market prices.

7. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company’s reportable segments are U.S., Canada and Other International. The Company is engaged principally in the exploration for and the development, production and marketing of natural gas, crude oil, and NGLs. The accounting policies for the segments are the same as those disclosed in Note 1 of Notes to Consolidated Financial Statements included in the Company’s 2003 Form 10-K.

     The following tables present information about the Company’s reportable segments.

	First Quarter 2004
			Other
	U.S.	Canada	International	Total
	(In Millions)
Revenues	$614	$506	$188	$1,308
Depreciation, depletion and amortization	81	130	60	271
Income before income taxes	356	231	82	669
Properties — net	3,722	5,207	1,469	10,398
Capital expenditures	179	351	33	563
Goodwill	$—	$968	$—	$968

	First Quarter 2003
			Other
	U.S.	Canada	International	Total
	(In Millions)
Revenues	$555	$526	$47	$1,128
Depreciation, depletion and amortization	74	109	14	197
Income before income taxes and cumulative effect of change in accounting principle	309	296	10	615
Properties — net	3,563	4,544	1,039	9,146
Capital expenditures	213	284	97	594
Goodwill	$—	$864	$—	$864

     The following is a reconciliation of income before income taxes and cumulative effect of change in accounting principle for reportable segments to consolidated income before income taxes and cumulative effect of change in accounting principle.

	First Quarter
	2004	2003
	(In Millions)
Income before income taxes and cumulative effect of change in accounting principle for reportable segments	$669	$615
Corporate expenses	54	48
Interest expense	71	64
Other expense (income) — net	(3)	4

Consolidated income before income taxes and cumulative effect of change in accounting principle	$547	$499

     The following is a reconciliation of capital expenditures for reportable segments to consolidated capital expenditures.

	First Quarter
	2004	2003
	(In Millions)
Total capital expenditures for reportable segments	$563	$594
Corporate administrative capital expenditures	5	3

Consolidated capital expenditures	$568	$597

     The following is a reconciliation of segment net properties to consolidated amounts.

	March 31,
	2004	2003
	(In Millions)
Properties—net for reportable segments	$10,398	$9,146
Corporate properties—net	88	98

Consolidated properties—net	$10,486	$9,244

8. ASSET RETIREMENT OBLIGATIONS

     On January 1, 2003, the Company adopted SFAS No. 143, Asset Retirement Obligations. During the first quarter of 2003, the Company recorded a net-of-tax cumulative effect of change in accounting principle charge of $59 million ($95 million before tax). The asset retirement obligations of $443 million are included on the Consolidated Balance Sheet in Other Liabilities and Deferred Credits. Accretion expense is included in Depreciation, Depletion and Amortization expense on the Company’s Consolidated Statement of Income.

     The following table reflects the changes of the asset retirement obligations during the first quarter of 2004.

(In Millions)
Carrying amount of asset retirement obligations as of December 31, 2003	$442
Liabilities settled during the period	(3)
Current period accretion expense	7
Revisions in estimated cash flows	(3)

Carrying amount of asset retirement obligations as of March 31, 2004	$443

9. GOODWILL

     All of the Company’s goodwill is assigned to the Canadian reporting unit which consists of all of the Company’s Canadian subsidiaries. The following table reflects the changes in the carrying amount of goodwill during the first quarter of 2004 as it relates to the Canadian reporting unit.

(In Millions)
Balance-December 31, 2003	$982
Changes in foreign exchange rates during the period	(14)

Balance-March 31, 2004	$968

10. INCOME TAXES

     The Company’s effective income tax rate increased to 35 percent for the period ended March 31, 2004 from 20 percent for the year ended December 31, 2003. The year ended December 31, 2003 included a tax benefit of $203 million or 13 percent related to the reduction in the Canadian federal income tax rate.

11. RETIREMENT BENEFITS

     The Company’s U.S. pension plans are non-contributory defined benefit plans covering all eligible U.S. employees. The benefits are based on years of credited service and final average compensation. Effective January 1, 2003, the Company amended its U.S. pension plan to provide cash balance benefits to new employees. U.S. employees hired before January 1, 2003, were given the choice to remain in the prior plan or accrue future benefits under the cash balance formula. Contributions to the tax qualified plans are limited to amounts that are currently deductible for tax purposes. Contributions are intended to provide not only for benefits attributed to service-to-date but also for those expected to be earned in the future. Burlington Resources Canada (Hunter) Ltd. also provides a pension plan and postretirement benefits to a closed group of employees and retirees.

     The Company provides postretirement medical, dental and life insurance benefits for a closed group of retirees and their dependents. The Company also provides limited retiree life insurance benefits to employees who retire under the pension plan. The postretirement benefit plans are unfunded, therefore, the Company funds claims on a cash basis.

     The Company’s net periodic benefit cost for its U.S. plans is comprised of the following components.

	First Quarter
	Pension		Postretirement
	Benefits		Benefits
	2004	2003	2004	2003
	(In Millions)
Benefit cost for the plans includes the following components
Service cost	$3	$2	$—	$—
Interest cost	3	3	1	1
Expected return on plan asset	(3)	(3)	—	—
Recognized net actuarial loss	1	1	—	—

Net benefit cost	$4	$3	$1	$1

     During the first quarter of 2004, the Company contributed $4 million to its U.S. pension plans. The Company expects to contribute a total of $11 million to its U.S. pension plans during 2004. The assumptions used in the valuation of the Company’s retirement plans and the target investment allocations have not changed since December 31, 2003.

12. STOCK SPLIT

     On January 21, 2004, the Company’s Board of Directors announced a 2-for-1 split on the Company’s Common Stock in the form of a share distribution, subject to shareholder approval of an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 325 million to 650 million. On April 21, 2004, shareholders approved the amendment. As a result, the stock split is payable on June 1, 2004 to shareholders of record on May 5, 2004. The pro forma effect on the March 31, 2004 balance sheet is to reduce Paid-in Capital by $2 million and increase Common Stock by $2 million. Common shares outstanding, giving retroactive effect to the stock split at March 31, 2004 and December 31, 2003 are 397 million and 395 million, respectively. Pro forma earnings per share, giving retrospective effect to the stock split are as follows.

	First Quarter
	2004	2003
Basic EPS — as reported (pre-stock split)	$1.79	$1.34
Basic EPS — pro forma (post-stock split)	0.90	0.67
Diluted EPS — as reported (pre-stock split)	1.78	1.33
Diluted EPS — pro forma (post-stock split)	$0.89	$0.67

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outlook

     The Company strives to achieve both production growth and sector-leading financial returns when compared to certain other independent oil and gas exploration and production companies. Achieving this requires continuous development of natural gas and crude oil reserves to fuel growth, while maintaining focus on cost structure and capital efficiency. The Company has a goal to achieve between 3 and 8 percent average annual production growth and expects to generate cumulative production growth of 20 percent over the three-year period beginning in 2004. The Company expects to achieve production volume growth at the top of the 3 to 8 percent range in 2004. This production growth is expected to be driven by steady production growth in North America and accelerating production growth from several international projects. The Company expects second quarter production volumes to average between 2,606 and 2,804 MMCFE per day and expects full year 2004 production volumes to average between 2,695 and 2,903 MMCFE per day. The Company also expects costs and expenses, on a unit basis in 2004, to be essentially in the range of year 2003’s costs and expenses, except for Depreciation, Depletion and Amortization (DD&A). DD&A expense is expected to be higher primarily due to higher production volumes and higher rates resulting from international start-up projects and the weakening of the U.S. dollar.

     Commodity prices are impacted by many factors that are outside of the Company’s control. Historically, commodity prices have been volatile and the Company expects them to remain that way in the future. Commodity prices are affected by supply, market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, the Company cannot accurately predict future natural gas, NGLs and crude oil prices, and therefore, it cannot determine what impact increases or decreases in production volumes will have on future revenues or net operating cash flows. However, based on the estimated range of average daily natural gas production in 2004, the Company estimates that a $0.10 per MCF change in natural gas prices would have an impact on full year 2004 revenues of approximately $68 to $73 million. Also, based on the estimated range of average daily crude oil production in 2004, the Company estimates that a $1.00 per barrel change in crude oil prices would have an impact on full year 2004 revenues of approximately $27 to $30 million.

     Finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to the Company’s long-term success. Currently, the Company expects to spend approximately $1.5 billion of capital for oil and gas activities, excluding acquisitions, in 2004 but may increase its spending if it can do so efficiently. The current level of spending is roughly the same as recent years. However, the Company expects to spend approximately $5 billion of capital from 2004 through 2006 in order to achieve its goal of generating cumulative production growth of 20 percent over this three-year period.

Financial Condition and Liquidity

     The Company’s total debt to total capital (total capital is defined as total debt and stockholders’ equity) ratio at March 31, 2004 and December 31, 2003 was 40 percent and 41 percent, respectively. Based on the current price environment, management believes that the

Company will generate sufficient cash from operations to fund its 2004 capital expenditures, excluding any major acquisition(s). At March 31, 2004, the Company had $1,027 million of cash and cash equivalents on hand.

     The Company had credit commitments in the form of revolving credit facilities (“revolvers”) as of March 31, 2004. The revolvers are comprised of agreements for $600 million, $400 million and Canadian $390 million (U.S. $298 million). The $600 million revolver expires in December 2006 and the $400 million and Canadian $390 million revolvers expire in December 2004 unless renewed by mutual consent. The Company has the option to convert the outstanding balances on the $400 million and Canadian $390 million revolvers to one-year and five-year plus one day term notes, respectively. Under the covenants of the revolvers, Company debt cannot exceed 60 percent of capitalization (as defined in the agreements). The revolvers are available to cover debt due within one year, therefore, commercial paper, credit facility notes and fixed-rate debt due within one year are generally classified as long-term debt. At March 31, 2004, there were no amounts outstanding under the revolvers and no outstanding commercial paper. In 2001, the Company’s Board of Directors (“Board”) authorized the Company to redeem, exchange or repurchase up to an aggregate of $990 million principal amount of debt securities.

     Net cash provided by operating activities during the first quarter of 2004 increased $153 million over the same period in 2003 primarily due to higher net income resulting from higher production volumes. Key drivers of net operating cash flows are commodity prices, production volumes and costs. Although realized commodity prices were relatively flat, production volumes on a gas equivalent basis increased 14 percent, resulting in increased revenues of $175 million over 2003.

     In December 2000, the Company’s Board authorized the repurchase of up to $1 billion of the Company’s Common Stock. Through April 30, 2003, the Company had repurchased $816 million of its Common Stock under the program authorized in December 2000. In April 2003, the Company’s Board voted to restore the authorization level to $1 billion effective May 1, 2003. During the first quarter of 2004, the Company repurchased approximately 1.6 million shares of its Common Stock for approximately $90 million and, as of March 31, 2004, has authority to repurchase an additional $672 million of its Common Stock under the current authorization. Since December 2000, the Company has repurchased approximately 25 million shares of its Common Stock for approximately $1.1 billion.

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

Capital Expenditures

	First Quarter			(%)
			Increase	Increase
	2004	2003	(Decrease)	(Decrease)
	($ In Millions)
Oil and gas
Development	$368	$321	$47	15%
Exploration	93	124	(31)	(25)
Acquisitions	74	103	(29)	(28)

Total oil and gas	535	548	(13)	(2)
Plants and pipelines	27	39	(12)	(31)
Administrative and other	6	10	(4)	(40)

Total capital expenditures	$568	$597	$(29)	(5)%

     The Company’s consolidated capital expenditures were down 5 percent compared to the first quarter of 2003. The Company utilizes a disciplined approach to capital spending. Excluding acquisitions, the Company’s capital spending related to internal development and exploration is up 4 percent compared to the first quarter of 2003. However, at the current capital spending levels, the Company believes that spending is sufficient to add adequate reserves and achieve the target of 3 to 8 percent average annual production growth. Capital expenditures in 2004, excluding proved property acquisitions, are expected to be approximately $1.5 billion, essentially the same as 2003. Capital expenditures in 2004 are expected to be primarily for internal development and exploration of oil and gas properties which are expected to be 3 percent higher than 2003. Capital expenditures are expected to be funded from internally generated cash flows.

Dividends

     On April 21, 2004, the Company’s Board declared a quarterly common stock cash dividend of $0.15 per share on a current-share basis, or $0.075 per share on a post-split basis, with record and payment dates of June 10, 2004 and July 9, 2004, respectively.

     On January 21, 2004, the Company’s Board announced a 2-for-1 split on the Company’s Common Stock in the form of a share distribution, subject to shareholder approval of an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 325 million to 650 million. On April 21, 2004, shareholders approved the amendment. As a result, the stock split is payable on June 1, 2004 to shareholders of record on May 5, 2004.

Application of Critical Accounting Policies

     Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets, were issued in June 2001 and became effective for the Company July 1, 2001 and January 1, 2002, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS No. 141 requires companies to disaggregate and report certain intangible assets separately from goodwill. SFAS No. 142 established new guidelines for accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. One interpretation being considered relative to these standards is that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, and included as intangible assets on the Company’s consolidated balance sheets. Historically, the Company, like many other oil and gas companies, has included oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract reserves as part of the oil and gas properties, even after SFAS No. 141 and No. 142 became effective. This matter was referred to the Emerging Issues Task Force (“EITF”) in late 2003. At the March 2004 meeting, the EITF reached a consensus that mineral rights for mining companies should be accounted for as tangible assets. However, this issue as it pertains to oil and gas companies is still under consideration by the EITF. The Company will continue to monitor this issue and classify its oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as oil and gas properties until further guidance is provided.

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

     At March 31, 2004, the Company had undeveloped and developed leaseholds of approximately $1.2 billion and $2.3 billion that would have been classified on the consolidated balance sheet as intangible undeveloped leaseholds and intangible developed leaseholds, respectively, if it had applied the interpretation currently being discussed.

Results of Operations – First Quarter 2004 Compared to First Quarter 2003

     The Company reported net income of $354 million or $1.78 diluted earnings per common share in first quarter 2004 compared to net income of $269 million or $1.33 diluted earnings per common share in 2003. Net income in 2003 included a net-of-tax cumulative effect of change in accounting principle charge of $59 million or $0.29 diluted earnings per common share related to the adoption of SFAS No. 143, Asset Retirement Obligations. See Note 8 of Notes to Consolidated Financial Statements for more information.

     Below is a discussion of prices, volumes and revenue variances.

Price and Volume Variances

	First Quarter			%	Increase
			Increase	Increase	(Decrease)
	2004	2003	(Decrease)	(Decrease)	(In Millions)
Price variance
Natural gas sales prices (per MCF)	$5.31	$5.29	$0.02	—%	$4
NGLs sales prices (per Bbl)	22.08	22.07	0.01	—	—
Crude oil sales prices (per Bbl)	$29.57	$29.74	$(0.17)	(1)%	(1)

Total price variance					$3

Volume variance
Natural gas sales volumes (MMCF per day)	1,953	1,872	81	4%	$49
NGLs sales volumes (MBbls per day)	66.9	63.7	3.2	5	8
Crude oil sales volumes (MBbls per day)	82.4	39.3	43.1	110%	118

Total volume variance					$175

Revenue Variances

	First Quarter			%
			Increase	Increase
	2004	2003	(Decrease)	(Decrease)
	($ In Millions)
Revenues
Natural gas	$944	$885	$59	7%
NGLs	134	127	7	6
Crude oil	222	105	117	111
Processing and other	8	11	(3)	(27)

Total revenues	$1,308	$1,128	$180	16%

Revenues

     The Company’s consolidated revenues increased $180 million in the first quarter of 2004. Higher revenues were primarily due to higher sales volumes, resulting in increased revenues of $175 million, which represent 97 percent of the total increase in revenues. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

     Commodity prices are one of the key drivers of earnings and net operating cash flow generation. However, during the first quarter of 2004, realized commodity prices were essentially flat compared to the same quarter last year. Higher commodity prices contributed $3 million to the increase in revenues in the first quarter of 2004. Average natural gas prices, including a $0.01 realized gain per MCF related to hedging activities, increased $0.02 per MCF during the quarter resulting in increased revenues of $4 million. Average crude oil prices, including a $0.32 realized loss per barrel related to hedging activities, decreased $0.17 per barrel in the first quarter, resulting in reduced revenues of $1 million.

Volume Variances

     Sales volumes are another key driver that impact the Company’s earnings and net operating cash flow. Higher sales volumes in the first quarter of 2004 resulted in increased revenues of $175 million. Average crude oil sales volumes increased 43.1 MBbls per day in the first quarter of 2004, resulting in increased revenues of $118 million. The increase in crude oil sales volumes was primarily due to higher production from the Cedar Creek Anticline and new project start-ups after first quarter 2003 in offshore China, Algeria, and Ecuador. Average natural gas sales volumes increased 81 MMCF per day in the first quarter of 2004, resulting in increased revenues of $49 million. Average natural gas sales volumes increased primarily due to higher production from the purchase of an additional interest in CLAM in the Dutch offshore sector, and the East Irish Sea. Average NGLs sales volumes increased 3.2 MBbls per day in the first quarter of 2004, resulting in higher revenues of $8 million quarter over quarter. Average NGLs sales volumes increased primarily due to increased production in the Fort Worth Basin.

Below is a discussion of total costs and other income — net.

Total Costs and Other Income — Net

	First Quarter			%
			Increase	Increase
	2004	2003	(Decrease)	(Decrease)
	($ In Millions)
Costs and other income — net
Taxes other than income taxes	$59	$48	$11	23%
Transportation expense	110	99	11	11
Operating costs	131	102	29	28
Depreciation, depletion and amortization	277	203	74	36
Exploration costs	60	68	(8)	(12)
Administrative	48	42	6	14
Interest expense	71	64	7	11
(Gain)/loss on disposal of assets	8	(1)	9	900
Other expense (income) — net	(3)	4	(7)	(175)

Total costs and other income — net	$761	$629	$132	21%

     Total costs and other income—net increased $132 million in the first quarter of 2004. The increase in total costs and other income—net was primarily due to items discussed below. The increase in exchange rates during the first quarter of 2004 impacted certain costs and expenses by $31 million compared to the same period last year. Changes in foreign currencies versus the U.S. dollar could impact costs and expenses in future periods. However, at this time, the Company cannot predict what impact the exchange rates will have on costs and expenses in the future.

     DD&A expense increased $74 million primarily due to higher production and higher unit-of-production rates on the Canadian and Other International properties which have higher rates than the average unit-of-production rates for the Company.

     Operating costs increased $29 million primarily due to higher well operating costs related to operations in Other International and Canada. Transportation expense increased $11 million also primarily due to operations in Other International and Canada. Taxes other than income taxes increased $11 million primarily due to higher production taxes resulting from higher crude oil and natural gas revenues. Interest expense increased $7 million primarily due to lower capitalized interest being incurred on capital projects during the first quarter of 2004.

     The increases in costs and expenses discussed above were partially offset by lower exploration costs. Exploration costs decreased $8 million primarily due to lower exploratory dry hole costs of $15 million partially offset by higher geological and geophysical and other expenses of $7 million.

Income Tax Expense

     Income tax expense increased $22 million in the first quarter of 2004. The increase in income tax expense was primarily due to higher pretax income of $48 million. The Company recorded lower tax benefits of $7 million in the first quarter of 2004 related to interest deductions allowed in both the U.S. and Canada on transactions associated with cross-border financing.

ITEM 3. Quantitative and Qualitative Disclosures about Commodity Risk

     Substantially all of the Company’s crude oil and natural gas production is sold on the spot market or under short-term contracts at market sensitive prices. Spot market prices for domestic crude oil and natural gas are subject to volatile trading patterns in the commodity futures market, including among others, the New York Mercantile Exchange (“NYMEX”). Quality differentials, worldwide political developments and the actions of the Organization of Petroleum Exporting Countries also affect crude oil prices.

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

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company’s derivative instruments. For example, at March 31, 2004, an assumed 10 percent adverse movement in commodity prices (an increase in the underlying commodities prices) would result in a $45 million increase in the fair value of the net liabilities related to commodity hedging activities.

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

     Based on commodity prices and foreign exchange rates as of March 31, 2004, the Company expects to reclassify losses of $49 million ($30 million after tax) to earnings from the balance in accumulated other comprehensive loss during the next twelve months. At March 31, 2004, the Company had derivative assets of $8 million and derivative liabilities of $70 million. Of the derivative assets of $8 million, $6 million and $2 million are included in Other Current Assets and Other Assets, respectively, on the Consolidated Balance Sheet. Of the derivative liabilities of $70 million, $14 million are included in Other Liabilities and Deferred Credits on the Consolidated Balance Sheet.

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

Forward-looking Statements

     This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company’s current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company’s 2003 Annual Report on Form 10-K.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

     See Note 5 of Notes to Consolidated Financial Statements.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

			(c)	(d)
	(a)		Total Number of	Approximate Dollar
	Total	(b)	Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
	(In Thousands, Except per Share Amounts)
January 1, 2004 - January 31, 2004	500	$57.15	500	$733,612
February 1, 2004 - February 29, 2004	475	55.87	475	707,075
March 1, 2004 - March 31, 2004	575	60.77	575	$672,132

Total	1,550	$58.10	1,550

(1)	In December 2000, the Company announced that its Board of Directors (“Board”) authorized the repurchase of up to $1 billion of the Company’s Common Stock. Through April 30, 2003, the Company had repurchased $816 million of its Common Stock under the program authorized in December 2000. In April 2003, the Company announced that its Board voted to restore the authorization level to $1 billion effective May 1, 2003.

ITEM 6. Exhibits and Reports on Form 8-K

          A. Exhibits

          The following exhibits are filed as part of this report.

Exhibit	Nature of Exhibit
3.1	Certificate of Incorporation of Burlington Resources Inc. as amended April 21, 2004 to reflect an increase in the authorized common shares to 650,000,000

4.1*	The Company and its subsidiaries either have filed with the Securities and Exchange Commission or upon request will furnish a copy of any instrument with respect to long-term debt of the Company.

31.1	Rule 13a-14(a)/15d-14(a) Certification executed by Bobby S. Shackouls, Chairman of the Board, President and Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification executed by Steven J. Shapiro, Executive Vice President and Chief Financial Officer of the Company

32.1	Section 1350 Certification

32.2	Section 1350 Certification

*	Exhibit incorporated by reference.

          B. Reports on Form 8-K

     On January 22, 2004, the Company filed on Form 8-K, pursuant to Item 5, press releases relating to the election of additional members to the Board, the creation of the Office of the Chairman and the announcement of the 2-for-1 stock split and furnished on Form 8-K, pursuant to Item 12, Results of Operations and Financial Condition, and Item 9, Regulation FD Disclosure, a press release announcing its earnings results for the fourth quarter and full fiscal year 2003.

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON RESOURCES INC.
(Registrant)
By	/S/ STEVEN J. SHAPIRO
Steven J. Shapiro
Executive Vice President and Chief Financial Officer

By	/S/ JOSEPH P. McCOY
Joseph P. McCoy
Vice President, Controller and Chief Accounting Officer

Date: May 7, 2004

INDEX TO EXHIBITS

Exhibit	Nature of Exhibit
3.1	Certificate of Incorporation of Burlington Resources Inc. as amended April 21, 2004 to reflect an increase in the authorized common shares to 650,000,000

4.1*	The Company and its subsidiaries either have filed with the Securities and Exchange Commission or upon request will furnish a copy of any instrument with respect to long-term debt of the Company.

31.1	Rule 13a-14(a)/15d-14(a) Certification executed by Bobby S. Shackouls, Chairman of the Board, President and Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification executed by Steven J. Shapiro, Executive Vice President and Chief Financial Officer of the Company

32.1	Section 1350 Certification

32.2	Section 1350 Certification

* Exhibit incorporated by reference.