Form 10-Q
period 2004-09-30
BURLINGTON RESOURCES INC
filed 2004-11-05
CIK 833320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes (X)	No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)	No ( )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Stock, par value $.01 per share, as of September 30, 2004	391,496,832

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

BURLINGTON RESOURCES INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Third Quarter		Nine Months
	2004	2003	2004	2003
	(In Millions, Except per Share Amounts)
Revenues	$1,419	$1,059	$4,060	$3,246

Costs and Other Income - Net
Taxes Other than Income Taxes	67	47	188	141
Transportation Expense	112	100	329	301
Operating Costs	152	118	426	332
Depreciation, Depletion and Amortization	284	239	831	669
Exploration Costs	55	55	177	175
Impairment of Oil and Gas Properties	—	—	—	30
Administrative	54	38	153	119
Interest Expense	71	66	211	193
Loss on Disposal of Assets	—	2	10	2
Other Expense (Income) - Net	(5)	(2)	19	13

Total Costs and Other Income - Net	790	663	2,344	1,975

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	629	396	1,716	1,271
Income Tax Expense	235	129	589	398

Income Before Cumulative Effect of Change in Accounting Principle	394	267	1,127	873
Cumulative Effect of Change in Accounting Principle - Net	—	—	—	(59)

Net Income	$394	$267	$1,127	$814

Earnings per Common Share
Basic
Before Cumulative Effect of Change in Accounting Principle	$1.00	$0.67	$2.87	$2.19
Cumulative Effect of Change in Accounting Principle - Net	—	—	—	(0.15)

Net Income	$1.00	$0.67	$2.87	$2.04

Diluted
Before Cumulative Effect of Change in Accounting Principle	$1.00	$0.67	$2.84	$2.18
Cumulative Effect of Change in Accounting Principle - Net	—	—	—	(0.15)

Net Income	$1.00	$0.67	$2.84	$2.03

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON RESOURCES INC.
CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30,	December 31,
	2004	2003
	(In Millions, Except Share Data)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,790	$757
Accounts Receivable	869	605
Inventories	109	81
Other Current Assets	133	74

	2,901	1,517

Oil & Gas Properties (Successful Efforts Method)	17,267	15,962
Other Properties	1,469	1,381

	18,736	17,343
Accumulated Depreciation, Depletion and Amortization	7,994	7,032

Properties - Net	10,742	10,311

Goodwill	1,004	982

Other Assets	204	185

Total Assets	$14,851	$12,995

LIABILITIES
Current Liabilities
Accounts Payable	$936	$714
Taxes Payable	157	43
Accrued Interest	63	61
Dividends Payable	34	30
Commodity Hedging Contracts and Other Derivatives	86	33
Other Current Liabilities	17	10

	1,293	891

Long-term Debt	3,917	3,873

Deferred Income Taxes	2,352	1,948

Other Liabilities and Deferred Credits	823	762

Commitments and Contingencies (Note 5)

STOCKHOLDERS’ EQUITY
Preferred Stock, Par Value $.01 Per Share (Authorized 75,000,000 Shares; No Shares Issued)	—	—
Common Stock, Par Value $.01 Per Share (Authorized 650,000,000 Shares; Issued 482,377,376 Shares)	5	5
Paid-in Capital	3,970	3,943
Retained Earnings	3,796	2,761
Deferred Compensation - Restricted Stock	(17)	(10)
Accumulated Other Comprehensive Income	758	655
Cost of Treasury Stock (90,880,544 and 87,079,770 Shares for 2004 and 2003, respectively)	(2,046)	(1,833)

Stockholders’ Equity	6,466	5,521

Total Liabilities and Stockholders’ Equity	$14,851	$12,995

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON RESOURCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS
	2004	2003
	(In Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,127	$814
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Depreciation, Depletion and Amortization	831	669
Deferred Income Taxes	353	257
Exploration Costs	177	175
Loss on Disposal of Assets	10	2
Impairment of Oil and Gas Properties	—	30
Cumulative Effect of Change in Accounting Principle - Net	—	59
Changes in Derivative Fair Values	(2)	(9)
Working Capital Changes
Accounts Receivable	(258)	34
Inventories	(30)	(6)
Other Current Assets	(25)	(11)
Accounts Payable	168	(59)
Taxes Payable	127	21
Accrued Interest	2	4
Other Current Liabilities	7	(4)
Changes in Other Assets and Liabilities	(13)	11

Net Cash Provided By Operating Activities	2,474	1,987

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Properties	(1,200)	(1,528)
Other	(25)	(1)

Net Cash Used In Investing Activities	(1,225)	(1,529)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings	41	—
Reduction in Borrowings	(2)	—
Dividends Paid	(89)	(55)
Common Stock Purchases	(342)	(272)
Common Stock Issuances	139	103
Other	—	(3)

Net Cash Used In Financing Activities	(253)	(227)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	37	46

INCREASE IN CASH AND CASH EQUIVALENTS	1,033	277
CASH AND CASH EQUIVALENTS
Beginning of Year	757	443

End of Period	$1,790	$720

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

     Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 392 million and 398 million for the third quarter of 2004 and 2003, respectively, and 393 million and 399 million for the first nine months of 2004 and 2003, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 395 million and 401 million for the third quarter of 2004 and 2003, respectively, and 396 million and 402 million for the first nine months of 2004 and 2003, respectively. Shares related to all prior periods included herein have been retroactively adjusted to reflect the 2-for-1 split on the Company’s Common Stock effective June 1, 2004.

     For the third quarter ended September 30, 2004 and 2003 and nine months ended September 30, 2004 and 2003, zero, approximately 5 million, zero and approximately 5 million shares, respectively, attributable to the potential exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive. The Company has no convertible securities affecting EPS, therefore, no adjustments related to convertible securities were made to reported net income in the computation of EPS.

Other

     Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets, was issued in June 2001 and became effective for the Company January 1, 2002. SFAS No. 142 established new guidelines for accounting for goodwill and other intangible assets. Subsequent to issuing SFAS No. 142, questions arose as to whether oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, and included as intangible assets on the Company’s Consolidated Balance Sheet.

     In September 2004, the FASB staff issued a FASB Staff Position affirming that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract reserves for both undeveloped and developed leaseholds need not be classified separately from oil and gas properties. Therefore, the Company will continue to include amounts related to undeveloped and developed leaseholds in oil and gas properties on its Consolidated Balance Sheet.

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

	Third Quarter		Nine Months
	2004	2003	2004	2003
	(In Millions, Except per Share Amounts)
Net income - as reported	$394	$267	$1,127	$814
Pro forma stock based employee compensation cost, after tax	(3)	(3)	(9)	(9)

Net income - pro forma	$391	$264	$1,118	$805

Basic EPS - as reported	$1.00	$0.67	$2.87	$2.04
Basic EPS - pro forma	1.00	0.66	2.84	2.02
Diluted EPS - as reported	1.00	0.67	2.84	2.03
Diluted EPS - pro forma	$0.99	$0.66	$2.82	$2.00

3. COMPREHENSIVE INCOME (LOSS)

	Nine Months
	2004		2003
	(In Millions)
Accumulated other comprehensive income (loss) – beginning of period		$655		$(164)
Net income	$1,127		$814

Other comprehensive income (loss) - net of tax
Hedging activities
Current period changes in fair value of settled contracts	(1)		(25)
Reclassification adjustments for settled contracts	14		36
Changes in fair value of outstanding hedging positions	(44)		—

Hedging activities	(31)		11
Foreign currency translation
Foreign currency translation adjustments	134		609

Total other comprehensive income	103	103	620	620

Comprehensive income	$1,230		$1,434

Accumulated other comprehensive income – end of period		$758		$456

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

     As of September 30, 2004, the Company had the following derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations.

			Notional Amount			Fair Value
					Average	Asset
Settlement	Derivative	Hedge	Gas	Oil	Underlying	(Liability)
Period	Instrument	Strategy	(MMBTU)	(Barrels)	Price	(In Millions)
2004	Swap	Cash flow	3,923,923		$3.27	$(9)
	Purchased put	Cash flow	38,979,896		5.05	5
	Written call	Cash flow	38,979,896		6.97	(13)
	Purchased put	Cash flow		1,563,000	32.64	—
	Written call	Cash flow		1,563,000	42.51	(13)
	Swap	Fair value	741,600		3.70	2
	N/A	Fair value (obligation)	741,600		3.72	(2)
2005	Swap	Cash flow	10,511,522		3.22	(31)
	Purchased put	Cash flow	56,783,154		5.57	14
	Written call	Cash flow	56,783,154		7.44	(34)
	Purchased put	Cash flow		1,362,000	38.35	2
	Written call	Cash flow		1,362,000	51.68	(3)
	Swap	Fair value	1,889,200		3.37	6
	N/A	Fair value (obligation)	1,889,200		3.38	(6)
2006	Swap	Cash flow	912,500		3.06	(2)
2007	Swap	Cash flow	760,000		$3.06	(2)

						$(86)

     As of September 30, 2004, the Company had the following derivative instruments outstanding related to interest rate and foreign currency swaps.

			Notional Amount
				Average	Average	Fair Value
Settlement	Derivative	Hedge	U.S. $	Underlying	Floating	(Liability)
Period	Instrument	Strategy	(In Millions)	Rate	Rate	(In Millions)
2004	Interest rate swap	Fair value	$50	5.6%	LIBOR + 3.36%	$—
	Swap	Foreign currency	1	1.43		—
2005	Interest rate swap	Fair value	50	5.6	LIBOR + 3.36%	—
2006	Interest rate swap	Fair value	$50	5.6%	LIBOR + 3.36%	(1)

						$(1)

     Based on commodity prices and foreign exchange rates as of September 30, 2004, the Company expects to reclassify losses of $79 million ($49 million after tax) to earnings from the balance in accumulated other comprehensive loss during the next twelve months. At September 30, 2004, the Company had derivative assets of $8 million and derivative liabilities of $95 million. Of the derivative assets of $8 million, $7 million and $1 million are included in Other Current Assets and Other Assets, respectively, on the Consolidated Balance Sheet. Of the derivative liabilities of $95 million, $9 million are included in Other Liabilities and Deferred Credits on the Consolidated Balance Sheet.

     The derivative assets and liabilities related to commodities represent the difference between hedged prices and market prices on hedged volumes of the commodities as of September 30, 2004. Hedging activities related to cash settlements decreased revenues $9 million, $6 million, $23 million and $58 million in the third quarter of 2004 and 2003 and the first nine months of 2004 and 2003, respectively. In addition, non-cash gains of $1 million were recorded in revenues associated with ineffectiveness of cash-flow and fair-value hedges during the third quarter of 2004 and 2003. Non-cash gains of $2 million and non-cash losses of $1 million were recorded in revenues associated with ineffectiveness of cash-flow and fair-value hedges during the first nine months of 2004 and 2003, respectively. Also, non-cash gains of $8 thousand and $23 thousand were recorded in revenues associated with changes in the fair value of derivative instruments that do not qualify for hedge accounting during the third quarter of 2004 and 2003, respectively. Non-cash gains of $4 hundred and $9 million were recorded in revenues associated with changes in the fair value of derivative instruments that do not qualify for hedge accounting during the first nine months of 2004 and 2003, respectively.

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

     In addition to the foregoing, the Company and its subsidiaries are named defendants in numerous other lawsuits and named parties in numerous governmental and other proceedings arising in the ordinary course of business, including: claims for personal injury and property damage, claims challenging oil and gas royalty, ad valorem and severance tax payments, claims related to joint interest billings under oil and gas operating agreements, claims alleging mismeasurement of volumes and wrongful analysis of heating content of natural gas and other claims in the nature of contract, regulatory or employment disputes. None of the governmental proceedings involve foreign governments. Additionally, the Company received notice on October 19, 2004 from the United States Department of Justice that it may be one of many potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, with respect to the remediation of a site known as the Castex Systems, Inc. Oil Field Waste Disposal Site in Jefferson Davis Parish near Jennings, Louisiana. According to the Department of Justice, the remediation of the site has been completed under the supervision of the United States Environmental Protection Agency for a total cost of approximately $3 million. The Company has been informed that it may have contributed up to two and one-half percent (2.5%) of the liquid oil field waste and twelve percent (12%) of the solid oil field waste identified at the site. The Company has signed an agreement tolling the statute of limitations for a period of approximately three months and is currently investigating this matter to determine if it is liable for any portion of the remediation costs.

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

6. LONG-TERM DEBT

     The fair value of the Company’s long-term debt at September 30, 2004 and December 31, 2003 was approximately $4,503 million and $4,483 million, respectively, based on quoted market prices.

7. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company’s reportable segments are U.S., Canada and Other International (“Intl”). The Company is engaged principally in the exploration for and the development, production and marketing of natural gas, crude oil, and NGLs. There were no intersegment sales during the first nine months of 2004 and 2003. The accounting policies for the segments are the same as those disclosed in Note 1 of Notes to Consolidated Financial Statements included in the Company’s 2003 Form 10-K.

     The following tables present information about the Company’s reportable segments.

	Third Quarter
	2004				2003
	U.S.	Canada	Intl	Total	U.S.	Canada	Intl	Total
	(In Millions)
Revenues	$687	$510	$222	$1,419	$524	$471	$64	$1,059
Depreciation, depletion and amortization	92	134	52	278	78	126	29	233
Income before income taxes	407	233	114	754	269	225	9	503
Capital expenditures	$169	$135	$55	$359	$114	$191	$89	$394

	Nine Months
	2004				2003
	U.S.	Canada	Intl	Total	U.S.	Canada	Intl	Total
	(In Millions)
Revenues	$1,941	$1,523	$596	$4,060	$1,604	$1,488	$154	$3,246
Depreciation, depletion and amortization	257	392	163	812	229	362	60	651
Income before income taxes and cumulative effect of change in accounting principle	1,139	710	268	2,117	865	734	15	1,614
Capital expenditures	$505	$593	$132	$1,230	$449	$595	$418	$1,462

	September 30, 2004				December 31, 2003
	U.S.	Canada	Intl	Total	U.S.	Canada	Intl	Total
	(In Millions)
Properties-net	$3,888	$5,323	$1,440	$10,651	$3,608	$5,102	$1,505	$10,215
Goodwill	$—	$1,004	$—	$1,004	$—	$982	$—	$982

     The following is a reconciliation of income before income taxes and cumulative effect of change in accounting principle for reportable segments to consolidated income before income taxes and cumulative effect of change in accounting principle.

	Third Quarter		Nine Months
	2004	2003	2004	2003
	(In Millions)
Segment income before income taxes and cumulative effect of change in accounting principle	$754	$503	$2,117	$1,614
Corporate expense	59	43	171	137
Interest expense	71	66	211	193
Other expense (income) - net	(5)	(2)	19	13

Consolidated income before income taxes and cumulative effect of change in accounting principle	$629	$396	$1,716	$1,271

     The following is a reconciliation of capital expenditures for reportable segments to consolidated capital expenditures.

	Third Quarter		Nine Months
	2004	2003	2004	2003
	(In Millions)
Total capital expenditures for reportable segment	$359	$394	$1,230	$1,462
Corporate administrative capital expenditures	2	5	14	10

Consolidated capital expenditures	$361	$399	$1,244	$1,472

     The following is a reconciliation of segment net properties to consolidated totals.

	September 30,	December 31,
	2004	2003
Properties-net for reportable segments	$10,651	$10,215
Corporate properties-net	91	96

Consolidated properties-net	$10,742	$10,311

8. ASSET RETIREMENT OBLIGATIONS

     On January 1, 2003, the Company adopted SFAS No. 143, Asset Retirement Obligations. During the first quarter of 2003, the Company recorded a net-of-tax cumulative effect of change in accounting principle charge of $59 million ($95 million before tax). The Company’s asset retirement obligations of $471 million at September 30, 2004 are included on the Consolidated Balance Sheet in Other Liabilities and Deferred Credits. Accretion expense is included in Depreciation, Depletion and Amortization expense on the Company’s Consolidated Statement of Income.

     The following table reflects the changes in the Company’s asset retirement obligations during the nine months ended September 30, 2004.

(In Millions)
Carrying amount of asset retirement obligations as of December 31, 2003	$442
Liabilities incurred during the period	14
Liabilities settled during the period	(11)
Current period accretion expense	20
Revisions in estimated cash flows	6

Carrying amount of asset retirement obligations as of September 30, 2004	$471

9. GOODWILL

     All of the Company’s goodwill is assigned to the Canadian reporting unit which consists of all of the Company’s Canadian subsidiaries. The following table reflects the changes in the carrying amount of goodwill during the first nine months of 2004 as it relates to the Canadian reporting unit.

(In Millions)
Balance - December 31, 2003	$982
Changes in foreign exchange rates during the period	22

Balance - September 30, 2004	$1,004

10. INCOME TAXES

     The Company’s effective income tax rate increased to 34 percent for the nine months ended September 30, 2004 from 20 percent for the year ended December 31, 2003. The year ended December 31, 2003 included a tax benefit of $203 million or 13 percent related to the statutory reduction in the Canadian federal income tax rate.

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

     The Company’s net periodic benefit cost for its plans is comprised of the following components.

	Third Quarter
	Pension		Postretirement
	Benefits		Benefits
	2004	2003	2004	2003
	(In Millions)
Benefit cost for the plans includes the following components
Service cost	$2	$3	$—	$—
Interest cost	3	3	—	—
Expected return on plan asset	(3)	(3)	—	—
Recognized net actuarial loss (gain)	2	(1)	—	1

Net benefit cost	$4	$2	$—	$1

	Nine Months
	Pension		Postretirement
	Benefits		Benefits
	2004	2003	2004	2003
	(In Millions)
Benefit cost for the plans includes the following components
Service cost	$8	$7	$—	$—
Interest cost	9	9	2	2
Expected return on plan asset	(9)	(9)	—	—
Recognized net actuarial loss	4	1	—	1

Net benefit cost	$12	$8	$2	$3

     During the third quarter of 2004, the Company contributed $5 million to its U.S. pension plans. The Company expects to contribute a total of $11 million to its U.S. pension plans during 2004, all of which was contributed as of September 30, 2004. The assumptions used in the valuation of the Company’s retirement plans and the target investment allocations have not changed since December 31, 2003.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outlook

     The Company strives to achieve both production growth and sector-leading financial returns when compared to certain other independent oil and gas exploration and production companies. Achieving these goals require continuous development of natural gas and crude oil reserves to fuel growth, while maintaining focus on cost structure and capital efficiency. The Company’s strategy calls for a capital investment program that includes internal exploration and production expenditures, acquisitions, dividend programs and share repurchases. Since the first quarter of 2001, the Company has directed about 50 percent of its invested capital to exploration and production activities, 30 percent to acquisitions, and 20 percent to share repurchases and dividends.

     The Company has a goal to achieve between 3 and 8 percent average annual production growth and expects to achieve at or above the top of this range in 2004. This year’s production growth has been driven primarily by increasing production from several international projects. Production from BR’s North America operations is expected to be flat as compared to 2003. Within North America, U.S. production is expected to increase versus 2003. Canadian production is expected to decrease versus 2003 due to several factors: higher service costs and the Canadian dollar strengthening against the U.S. dollar that led to lower project counts in 2004 versus 2003, unfavorable weather conditions that impacted program execution in the first nine months of 2004, lower than expected new well productivity in certain areas and unplanned pipeline outages in the second quarter of 2004.

     During the third quarter of 2004, the Company’s production was 2,815 MMCFE per day, representing an increase of 10 percent over the same period in 2003. For more information related to production for the third quarter of 2004, see explanation of volume variances on page 21. The Company expects the fourth quarter of 2004 production volumes to average between 2,700 and 2,943 MMCFE per day and expects full year 2004 production volumes to average between 2,761 and 2,862 MMCFE per day.

     The Company expects full year 2005 production volumes to average between 2,800 and 3,100 MMCFE per day. The Company expects production volume growth in 2005 to be driven primarily by its North America operations as a result of significant drilling inventory and continued strong performances from the Cedar Creek anticline, south Louisiana and the Madden Field. The Company also expects production growth in 2005 from its international operations as a result of the development of one of the Rivers Fields, located in the East Irish Sea, which was placed in service mid-October 2004.

     The Company expects to experience increases in some expense categories, on a unit of production basis, in 2004 compared to 2003. The Company expects operating costs to increase primarily due to higher service costs and higher costs related to international start-up projects. The Company expects general and administrative costs to increase primarily due to higher stock-based compensation, excluding stock options, as a result of an increase in the Company’s stock price. In addition, the Company expects Depreciation, Depletion and Amortization expense to be higher primarily due to higher production volumes from international start-up projects and higher rates resulting from international start-up projects and Canadian operations.

     Finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to the Company’s long-term success. In 2004, the Company plans to modestly increase its previously announced 2004 exploration and production capital budget, excluding acquisitions, to $1.7 billion of capital for oil and gas activities. The increase will be directed almost equally to the U.S. and Canada to cover the expected impact of services cost increases and to build late-year momentum for 2005 performance. The Company expects to spend at least $5 billion of capital from 2004 through 2006 in order to achieve its production growth goals over this three-year period.

     Commodity prices are impacted by many factors that are outside the Company’s control. Historically, commodity prices have been volatile and the Company expects them to remain that way in the future. Commodity prices are affected by supply, market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, the Company cannot accurately predict future natural gas, NGLs, and crude oil prices, and therefore, it cannot determine what impact increases or decreases in production volumes will have on future revenues or net operating cash flows. However, based on the estimated range of average daily natural gas production in 2004, the Company estimates that a $0.10 per MCF change in natural gas prices would have an impact on full year 2004 revenues of approximately $69 to $72 million. Also, based on the estimated range of average daily crude oil production in 2004, the Company estimates that a $1.00 per barrel change in crude oil prices would have an impact on full year 2004 revenues of approximately $30 to $32 million.

Financial Condition and Liquidity

     The Company’s total debt to total capital (total capital is defined as total debt and stockholders’ equity) ratio at September 30, 2004 and December 31, 2003 was 38 percent and 41 percent, respectively. Primarily as a result of the current price environment and production volume growth during the year, the Company has generated sufficient cash from operating activities to fund its estimated 2004 capital expenditures, excluding any major acquisition(s). At September 30, 2004, the Company had $1,790 million of cash and cash equivalents on hand, of which $923 million was located in Canada, $592 million in the U.S. and $275 million in Other International.

     As of September 30, 2004, the Company had credit commitments in the form of a $1.5 billion five-year revolving credit facility (“revolver”). The revolver includes (i) a US$500 million Canadian subfacility and (ii) a US$750 million sublimit for the issuance of letters of credit, including up to US$250 million in letters of credit under the Canadian subfacility. The revolver expires in July 2009 unless extended. Under the covenants of the revolver, Company debt cannot exceed 60 percent of capitalization (as defined in the agreements). The revolver is available to cover debt due within one year, therefore commercial paper, credit facility notes and fixed-rate debt due within one year are generally classified as long-term debt. At September 30, 2004, there were no amounts outstanding under the revolver and no outstanding commercial paper. In 2001, the Company’s Board of Directors (“Board”) authorized the Company to redeem, exchange or repurchase up to an aggregate of $990 million principal amount of its debt securities.

     Net cash provided by operating activities during the first nine months of 2004 increased $487 million over the same period in 2003 primarily due to higher net income resulting from higher commodity prices and production volumes, partially offset by higher operating costs. Commodity prices, production volumes and operating costs are key drivers of net operating cash flows for the Company. Commodity prices and production volumes on a gas equivalent basis increased over the comparable period last year, resulting in higher revenues of $414 million and $389 million, respectively.

     In December 2000, the Company’s Board authorized the repurchase of up to $1 billion of the Company’s Common Stock. Through April 30, 2003, the Company had repurchased $816 million of its Common Stock under the program authorized in December 2000. In April 2003, the Company’s Board voted to restore the authorization level to $1 billion effective May 1, 2003. During the first nine months of 2004, the Company repurchased approximately 10 million shares of its Common Stock, on an after-split basis, for approximately $345 million and, as of September 30, 2004, has authority to repurchase an additional $417 million of its Common Stock under the current authorization. Since December 2000, the Company has repurchased approximately 57.6 million shares, on an after-split basis, of its Common Stock for approximately $1.4 billion.

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

Capital Expenditures

	Nine Months			%
			Increase	Increase
	2004	2003	(Decrease)	(Decrease)
		($ In Millions)
Oil and gas
Development	$883	$826	$57	7%
Exploration	194	254	(60)	(24)
Acquisitions	85	229	(144)	(63)

Total oil and gas	1,162	1,309	(147)	(11)
Plants and pipelines	58	136	(78)	(57)
Administrative and other	24	27	(3)	(11)

Total capital expenditures	$1,244	$1,472	$(228)	(15)%

     The Company’s consolidated capital expenditures were down 15 percent compared to the first nine months of 2003. The Company utilizes a disciplined approach to capital spending. However, at the current capital spending levels, the Company believes that spending is sufficient to add reserves and achieve the target of 3 to 8 percent average annual production growth. Capital expenditures in 2004, excluding proved property acquisitions, are expected to be approximately $1.7 billion. Capital expenditures in 2004 are expected to be primarily for internal development and exploration of oil and gas properties. Capital expenditures are expected to be funded from internally generated cash flows.

Dividends

     On October 20, 2004, the Company’s Board declared a quarterly common stock cash dividend of $0.085 per share. The record and payment dates for the quarterly dividend are December 10, 2004 and January 11, 2005, respectively.

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

Application of Critical Accounting Policies

     Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets, was issued in June 2001 and became effective for the Company January 1, 2002. SFAS No. 142 established new guidelines for accounting for goodwill and other intangible assets. Subsequent to issuing SFAS No. 142, questions arose as to whether oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, and included as intangible assets on the Company’s Consolidated Balance Sheet.

     In September 2004, the FASB staff issued a FASB Staff Position affirming that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract reserves for both undeveloped and developed leaseholds need not be classified separately from oil and gas properties. Therefore, the Company will continue to include amounts related to undeveloped and developed leaseholds in oil and gas properties on its Consolidated Balance Sheet.

Results of Operations – Third Quarter 2004 Compared to Third Quarter 2003

     The Company reported net income of $394 million or $1.00 diluted earnings per common share in the third quarter of 2004 compared to net income of $267 million or $0.67 diluted earnings per common share for the same period in 2003. Earnings per share in 2003 have been retroactively adjusted for the 2-for-1 split on the Company’s Common Stock effective June 1, 2004.

Below is a discussion of revenues, price, and volume variances.

          Revenue Variances

	Third Quarter
				%
	2004	2003	Increase	Increase
		($ In Millions)
Revenues
Natural gas	$927	$814	$113	14%
NGLs	161	118	43	36
Crude oil	322	118	204	173
Processing and other	9	9	—	—

Total revenues	$1,419	$1,059	$360	34%

          Price and Volume Variances

	Third Quarter
				%	Increase
	2004	2003	Increase	Increase	(In Millions)
Price variance
Natural gas sales prices (per MCF)	$5.29	$4.68	$0.61	13%	$106
NGLs sales prices (per Bbl)	26.26	20.42	5.84	29	36
Crude oil sales prices (per Bbl)	$41.06	$27.16	$13.90	51%	109

Total price variance					$251

	Third Quarter
				%	Increase
	2004	2003	Increase	Increase	(In Millions)
Volume variance
Natural gas sales volumes (MMCF per day)	1,906	1,889	17	1%	$7
NGLs sales volumes (MBbl per day)	66.5	63.0	3.5	6	7
Crude oil sales volumes (MBbl per day)	85.1	47.3	37.8	80%	95

Total volume variance					$109

Revenues

     The Company’s consolidated revenues increased $360 million in the third quarter of 2004. Higher revenues were due to higher commodity prices and sales volumes, resulting in increased revenues of $251 million and $109 million, respectively. Revenue variances related to commodity prices and sales volumes are described below.

          Price Variances

     Commodity prices are one of the key drivers of earnings and net operating cash flow generation. Higher commodity prices contributed $251 million to the increase in revenues in the third quarter of 2004. Average natural gas prices, including a $0.02 realized gain per MCF related to hedging activities, increased $0.61 per MCF during the third quarter of 2004 resulting in increased revenues of $106 million. Average crude oil prices, including a $1.51 realized loss per barrel related to hedging activities, increased $13.90 per barrel in the third quarter of 2004, resulting in increased revenues of $109 million. Average NGLs prices increased $5.84 per barrel in the third quarter of 2004, resulting in higher revenues of $36 million.

Volume Variances

     Sales volumes are another key driver that impact the Company’s earnings and net operating cash flow. Higher sales volumes in the third quarter of 2004 resulted in increased revenues of $109 million. Average crude oil sales volumes increased 37.8 MBbls per day in the third quarter of 2004, resulting in increased revenues of $95 million. The increase in crude oil sales volumes was primarily due to higher production from the Cedar Creek Anticline, the Williston Basin, south Louisiana and new project start-ups from fields in offshore China, Algeria and Ecuador. Average natural gas sales volumes increased 17 MMCF per day in the third quarter of 2004, resulting in increased revenues of $7 million. Average natural gas sales volumes increased primarily due to higher production from the Madden Field, CLAM in the Dutch offshore sector, and south Louisiana, partially offset by lower production volumes in Canada. Production volumes in Canada were down primarily due to higher service costs and the Canadian dollar strengthening against the U.S. dollar that led to lower project counts in 2004 versus 2003, unfavorable weather conditions that impacted program execution in the third quarter of 2004 and lower than expected new well productivity in certain areas. Average NGLs sales volumes increased 3.5 MBbls per day in the third quarter of 2004, resulting in higher revenues of $7 million over the same quarter last year.

Below is a discussion of total costs and other income – net.

Total Costs and Other Income – Net

	Third Quarter			%
			Increase	Increase
	2004	2003	(Decrease)	(Decrease)
	($ In Millions)
Costs and other income – net
Taxes other than income taxes	$67	$47	$20	43%
Transportation expense	112	100	12	12
Operating costs	152	118	34	29
Depreciation, depletion and amortization	284	239	45	19
Exploration costs	55	55	—	—
Administrative	54	38	16	42
Interest expense	71	66	5	8
Loss on disposal of assets	—	2	(2)	(100)
Other income – net	(5)	(2)	3	150

Total costs and other income – net	$790	$663	$127	19%

     Total costs and other income – net increased $127 million in the third quarter of 2004. The increase in total costs and other income – net was primarily due to the items discussed below. Changes in foreign currencies versus the U.S. dollar could impact costs and expenses in future periods. However, the Company cannot predict what impact the exchange rates will have on costs and expenses in the future.

     DD&A expense increased $45 million primarily due to higher production and higher unit-of-production rates on the Canadian and Other International properties which have higher rates than the average unit-of-production rates for the Company. Operating costs increased $34 million primarily due to higher well operating costs related to new start-up projects in Other International and higher service costs in Canada and the U.S.

     Taxes other than income taxes increased $20 million primarily due to higher production taxes resulting from higher crude oil and natural gas revenues. Administrative expenses increased $16 million primarily due to higher stock-based compensation expense, excluding stock options, related to a higher stock price for the Company. Transportation expense increased $12 million primarily due to operations in Other International and the U.S.

Income Tax Expense

     Income tax expense increased $106 million in the third quarter of 2004 compared to the third quarter of 2003. The increase in income tax expense was primarily due to higher pretax income of $233 million. Income tax expense in 2004 also includes a $12 million expense related to return as filed adjustments.

Results of Operations – First Nine Months of 2004 Compared to First Nine Months of 2003

     The Company reported net income of $1,127 million or $2.84 diluted earnings per common share in the first nine months of 2004 compared to net income of $814 million or $2.03 diluted earnings per common share in the first nine months of 2003. Net income in the first nine months of 2003 included a net-of-tax cumulative effect of change in accounting principle charge of $59 million or $0.15 diluted earnings per common share related to the adoption of SFAS No. 143, Asset Retirement Obligations. See Note 8 of Notes to Consolidated Financial Statements for more information. Diluted earnings per common share related to prior periods have been retroactively adjusted for the 2-for-1 split on the Company’s Common Stock effective June 1, 2004.

Below is a discussion of revenues, price, and volume variances.

Revenue Variances

	Nine Months			%
			Increase	Increase
	2004	2003	(Decrease)	(Decrease)
		($ In Millions)
Revenues
Natural gas	$2,803	$2,539	$264	10%
NGLs	423	351	72	21
Crude oil	809	325	484	149
Processing and other	25	31	(6)	(19)

Total revenues	$4,060	$3,246	$814	25%

Price and Volume Variances

	Nine Months
				%	Increase
	2004	2003	Increase	Increase	(In Millions)
Price variance
Natural gas sales prices (per MCF)	$5.33	$4.98	$0.35	7%	$184
NGLs sales prices (per Bbl)	24.06	20.34	3.72	18	66
Crude oil sales prices (per Bbl)	$35.17	$28.06	$7.11	25%	164

Total price variance					$414

	Nine Months
				%	Increase
	2004	2003	Increase	Increase	(In Millions)
Volume variance
Natural gas sales volumes (MMCF per day)	1,919	1,880	39	2%	$63
NGLs sales volumes (MBbl per day)	64.2	63.3	0.9	1	6
Crude oil sales volumes (MBbl per day)	83.9	42.5	41.4	97%	320

Total volume variance					$389

Revenues

     The Company’s consolidated revenues increased $814 million in the first nine months of 2004. Higher revenues were primarily due to higher commodity prices and higher sales volumes, resulting in increased revenues of $414 million and $389 million, respectively. Revenue variances related to commodity prices and sales volumes are described below.

     Price Variances

     Commodity prices are one of the key drivers of earnings and net operating cash flow generation. Higher commodity prices contributed $414 million to the increase in revenues in the first nine months of 2004. Average natural gas prices, including a $0.01 realized loss per MCF related to hedging activities, increased $0.35 per MCF during the period resulting in increased revenues of $184 million. Average crude oil prices, including an $0.87 realized loss per barrel related to hedging activities, increased $7.11 per barrel during the first nine months of 2004, resulting in increased revenues of $164 million. Average NGLs prices increased $3.72 per barrel during the first nine months of 2004, resulting in higher revenues of $66 million.

     Volume Variances

     Sales volumes are another key driver that impact the Company’s earnings and net operating cash flow. Higher sales volumes during the first nine months of 2004 resulted in increased revenues of $389 million. Average crude oil sales volumes increased 41.4 MBbls per day during the first nine months of 2004, resulting in increased revenues of $320 million. The increase in crude oil sales volumes was primarily due to higher production from the Cedar Creek Anticline and new project start-ups from fields in offshore China, Algeria and Ecuador. Average natural gas sales volumes increased 39 MMCF per day during the first nine months of 2004, resulting in increased revenues of $63 million. Average natural gas sales volumes increased primarily due to higher production from the Madden Field, south Louisiana, and CLAM in the Dutch offshore sector, partially offset by lower production volumes in Canada. Production volumes in Canada were down primarily due to higher service costs and the Canadian dollar strengthening against the U.S. dollar that led to lower project counts in 2004 versus 2003, unfavorable weather conditions that impacted program execution in the first nine months of 2004, lower than expected new well productivity in certain areas and unplanned pipeline outages in the second quarter of 2004. Average NGLs sales volumes increased 0.9 MBbls per day during the first nine months of 2004, resulting in increased revenues of $6 million.

Below is a discussion of total costs and other income – net.

Total Costs and Other Income – Net

	Nine Months		Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
		($ In Millions)
Costs and other income - net
Taxes other than income taxes	$188	$141	$47	33%
Transportation expense	329	301	28	9
Operating costs	426	332	94	28
Depreciation, depletion and amortization	831	669	162	24
Exploration costs	177	175	2	1
Impairment of oil and gas properties	—	30	(30)	(100)
Administrative	153	119	34	29
Interest expense	211	193	18	9
Loss on disposal of assets	10	2	8	400
Other expense - net	19	13	6	46

Total costs and other income - net	$2,344	$1,975	$369	19%

     Total costs and other income – net increased $369 million during the first nine months of 2004. The increase in total costs and other income – net was primarily due to the items discussed below. Changes in foreign currencies versus the U.S. dollar could impact costs and expenses in future periods. However, the Company cannot predict what impact the exchange rates will have on costs and expenses in the future.

     DD&A expense increased $162 million primarily due to higher production and higher unit-of-production rates on the Canadian and Other International properties which have higher rates than the average unit-of-production rates for the Company. Operating costs increased $94 million primarily due to higher well operating costs related to new start-up projects in Other International and higher service costs in Canada and the U.S.

     Taxes other than income taxes increased $47 million primarily due to higher production taxes resulting from higher crude oil and natural gas revenues. Administrative expense increased $34 million primarily due to higher stock-based compensation expense, excluding stock options, related to a higher stock price for the Company and higher legal expenses. Transportation expense increased $28 million primarily due to operations in Other International and Canada. Interest expense increased $18 million primarily due to no capitalized interest incurred on capital projects during the first nine months of 2004. Impairment of oil and gas properties was lower due to $30 million being recorded in 2003 compared to none in 2004.

Income Tax Expense

     Income tax expense increased $191 million during the first nine months of 2004 compared to the first nine months of 2003. The increase in income tax expense was primarily due to higher pretax income of $445 million. The Company recorded no Section 29 tax credits during the first nine months of 2004, but recorded Section 29 tax credits of $27 million in 2003 primarily as a result of an appeal proceeding related to the 1996-1998 federal income tax audit. Income tax expense in 2004 includes a $12 million expense related to return as filed adjustments. Income tax expense in 2004 also includes a $27 million benefit related to the Alberta provincial corporate income tax rate reduction.

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

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company’s derivative instruments. For example, at September 30, 2004, an assumed 10 percent adverse movement in commodity prices (an increase in the underlying commodities prices) would result in a $59 million increase in the fair value of the net liabilities related to commodity hedging activities.

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

     Based on commodity prices and foreign exchange rates as of September 30, 2004, the Company expects to reclassify losses of $79 million ($49 million after tax) to earnings from the balance in accumulated other comprehensive loss during the next twelve months. At September 30, 2004, the Company had derivative assets of $8 million and derivative liabilities of $95 million. Of the derivative assets of $8 million, $7 million and $1 million are included in Other Current Assets and Other Assets, respectively, on the Consolidated Balance Sheet. Of the derivative liabilities of $95 million, $9 million are included in Other Liabilities and Deferred Credits on the Consolidated Balance Sheet.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

     See Note 5 of Notes to Consolidated Financial Statements.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

			(c)	(d)
	(a)		Total Number of	Approximate Dollar
	Total	(b)	Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
	(In Thousands, Except per Share Amounts)
July 1, 2004 – July 31, 2004	1,128 (2)	$37.39 (2)	1,125	$524,870
August 1, 2004 – August 31, 2004	1,430	36.47	1,430	472,718
September 1, 2004 – September 30, 2004	1,445	38.77	1,445	$416,694

Total	4,003	$37.56	4,000

(1)	In December 2000, the Company announced that its Board of Directors (“Board”) authorized the repurchase of up to $1 billion of the Company’s Common Stock. Through April 30, 2003, the Company had repurchased $816 million of its Common Stock under the program authorized in December 2000. In April 2003, the Company announced that its Board voted to restore the authorization level to $1 billion effective May 1, 2003.

(2)	These amounts include approximately 3 thousand shares of BR’s Common Stock purchased at $36.95 per share by the Company’s grantor trust that was established with respect to certain benefit plans. These purchases were not made as part of a publicly announced plan or program.

ITEM 6. Exhibits

The following exhibits are filed as part of this report.

Exhibit	Nature of Exhibit
4.1*	The Company and its subsidiaries either have filed with the Securities and Exchange Commission or upon request will furnish a copy of any instrument with respect to long-term debt of the Company.

10.1*
$1.5 billion Credit Agreement, dated July 29, 2004, between Burlington Resources Inc., Burlington Resources Canada Ltd., and Burlington Resources Canada (Hunter) Ltd., as Borrowers, and JPMorgan Chase Bank, as administrative agent (Exhibit 10.1 to Form 10-Q filed August 3, 2004)

10.2*	Amendment No. 2, effective July 21, 2004, to Burlington Resources Inc. 2001 Performance Share Unit Plan (Exhibit 10.1 to Form 10-Q filed August 3, 2004)

10.3*	Amendment No. 1, effective July 21, 2004, to Burlington Resources Inc. Deferred Compensation Plan (Exhibit 10.1 to Form 10-Q filed August 3, 2004)

10.4*	Amendment No. 2, effective July 21, 2004, to Burlington Resources Inc. Incentive Compensation Plan (Exhibit 10.1 to Form 10-Q filed August 3, 2004)

10.6*	Amendment No. 5, effective July 21, 2004, to Burlington Resources Inc. Supplemental Benefits Plan (Exhibit 10.1 to Form 10-Q filed August 3, 2004)

31.1	Rule 13a-14(a)/15d-14(a) Certification executed by Bobby S. Shackouls, Chairman of the Board, President and Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification executed by Steven J. Shapiro, Executive Vice President and Chief Financial Officer of the Company

32.1	Section 1350 Certification

32.2	Section 1350 Certification

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

Date: November 5, 2004

Exhibit Index

Exhibit	Nature of Exhibit
4.1*	The Company and its subsidiaries either have filed with the Securities and Exchange Commission or upon request will furnish a copy of any instrument with respect to long-term debt of the Company.

10.1*
$1.5 billion Credit Agreement, dated July 29, 2004, between Burlington Resources Inc., Burlington Resources Canada Ltd., and Burlington Resources Canada (Hunter) Ltd., as Borrowers, and JPMorgan Chase Bank, as administrative agent (Exhibit 10.1 to Form 10-Q filed August 3, 2004)

10.2*	Amendment No. 2, effective July 21, 2004, to Burlington Resources Inc. 2001 Performance Share Unit Plan (Exhibit 10.1 to Form 10-Q filed August 3, 2004)

10.3*	Amendment No. 1, effective July 21, 2004, to Burlington Resources Inc. Deferred Compensation Plan (Exhibit 10.1 to Form 10-Q filed August 3, 2004)

10.4*	Amendment No. 2, effective July 21, 2004, to Burlington Resources Inc. Incentive Compensation Plan (Exhibit 10.1 to Form 10-Q filed August 3, 2004)

10.6*	Amendment No. 5, effective July 21, 2004, to Burlington Resources Inc. Supplemental Benefits Plan (Exhibit 10.1 to Form 10-Q filed August 3, 2004)

31.1	Rule 13a-14(a)/15d-14(a) Certification executed by Bobby S. Shackouls, Chairman of the Board, President and Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification executed by Steven J. Shapiro, Executive Vice President and Chief Financial Officer of the Company

32.1	Section 1350 Certification

32.2	Section 1350 Certification

*     Exhibit incorporated by reference.