Form 10-Q
period 2005-03-31
BURLINGTON RESOURCES INC
filed 2005-05-03
CIK 833320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9971

BURLINGTON RESOURCES INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1413284
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

717 Texas Ave., Suite 2100, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(713) 624-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑                     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑                     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding
Common Stock, par value $.01 per share, as of March 31, 2005	385,484,735

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

BURLINGTON RESOURCES INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	FIRST QUARTER
	2005	2004
	(In Millions, Except
	per Share Amounts)

Revenues	$1,576	$1,308

Costs and Other Income — Net
Taxes Other than Income Taxes	74	59
Transportation Expense	117	110
Operating Costs	154	131
Depreciation, Depletion and Amortization	328	277
Exploration Costs	51	60
Administrative	51	48
Interest Expense	70	71
(Gain)/Loss on Disposal of Assets	(1)	8
Other Income — Net	(7)	(3)

Total Costs and Other Income — Net	837	761

Income Before Income Taxes	739	547
Income Tax Expense	268	193

Net Income	$471	$354

Basic Earnings per Common Share	$1.22	$0.90

Diluted Earnings per Common Share	$1.21	$0.89

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON RESOURCES INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
	2005	2004
	(In Millions, Except Share Data)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,227	$2,179
Accounts Receivable	1,003	994
Inventories	123	124
Other Current Assets	110	158

	3,463	3,455

Oil & Gas Properties (Successful Efforts Method)	18,493	17,943
Other Properties	1,543	1,544

	20,036	19,487
Accumulated Depreciation, Depletion and Amortization	8,776	8,454

Properties — Net	11,260	11,033

Goodwill	1,049	1,054

Other Assets	226	202

Total Assets	$15,998	$15,744

LIABILITIES
Current Liabilities
Accounts Payable	$1,129	$1,182
Taxes Payable	222	216
Accrued Interest	63	61
Dividends Payable	33	33
Deferred Income Taxes	—	48
Commodity Hedging Contracts and Other Derivatives	145	27
Other Current Liabilities	5	32

	1,597	1,599

Long-term Debt	3,886	3,887

Deferred Income Taxes	2,478	2,396

Other Liabilities and Deferred Credits	868	851

Commitments and Contingencies (Note 5)

STOCKHOLDERS’ EQUITY
Preferred Stock, Par Value $.01 Per Share (Authorized 75,000,000 Shares; No Shares Issued)	—	—
Common Stock, Par Value $.01 Per Share (Authorized 650,000,000 Shares; Issued 482,376,870 Shares)	5	5
Paid-in Capital	3,982	3,973
Retained Earnings	4,601	4,163
Deferred Compensation — Restricted Stock	(26)	(14)
Accumulated Other Comprehensive Income	959	1,092
Cost of Treasury Stock (96,892,135 and 94,435,401 Shares for 2005 and 2004, respectively)	(2,352)	(2,208)

Stockholders’ Equity	7,169	7,011

Total Liabilities and Stockholders’ Equity	$15,998	$15,744

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON RESOURCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	FIRST QUARTER
	2005	2004
	(In Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$471	$354
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Depreciation, Depletion and Amortization	328	277
Deferred Income Taxes	108	125
Exploration Costs	51	60
(Gain)/Loss on Disposal of Assets	(1)	8
Changes in Derivative Fair Values	1	—
Working Capital Changes
Accounts Receivable	(11)	(118)
Inventories	(3)	(17)
Other Current Assets	(6)	(11)
Accounts Payable	(94)	37
Taxes Payable	14	47
Accrued Interest	2	2
Other Current Liabilities	(27)	(3)
Changes in Other Assets and Liabilities	(14)	(19)

Net Cash Provided By Operating Activities	819	742

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Properties	(569)	(472)
Proceeds from Sales and Other	(6)	(10)

Net Cash Used In Investing Activities	(575)	(482)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Long-term Debt	—	41
Dividends Paid	(33)	(29)
Common Stock Purchases	(183)	(90)
Common Stock Issuances	28	94

Net Cash Provided by (Used In) Financing Activities	(188)	16

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8)	(6)

Increase in Cash and Cash Equivalents	48	270

Cash and Cash Equivalents
Beginning of Year	2,179	757

End of Period	$2,227	$1,027

See accompanying Notes to Consolidated Financial Statements.

BURLINGTON RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

      The 2004 Annual Report on Form 10-K (“Form 10-K”) of Burlington Resources Inc. (the “Company”) includes certain definitions and a summary of significant accounting policies and should be read in conjunction with this Quarterly Report on Form 10-Q (“Quarterly Report”). The financial statements for the periods presented herein are unaudited and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the results of operations have been included. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The consolidated financial statements include certain reclassifications that were made to conform to current period presentation.

      Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for computing basic EPS was 385 million and 394 million for the first quarter of 2005 and 2004, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options, was 389 million and 397 million for the first quarter of 2005 and 2004, respectively. Shares and per share amounts related to the prior period included herein have been retroactively adjusted to reflect the 2-for-1 stock split on the Company’s Common Stock effective June 1, 2004.

      For the period ended March 31, 2005 all shares attributable to outstanding options were dilutive. For the period ended March 31, 2004, approximately 1 million shares attributable to the potential exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive. The Company has no convertible securities affecting EPS, therefore, no adjustments related to convertible securities were made to reported net income in the computation of EPS.

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

	First Quarter
	2005	2004
	(In Millions, Except
	per Share Amounts)
Net income — as reported	$471	$354
Less: Pro forma stock-based employee compensation cost, after tax	1	3

Net income — pro forma	$470	$351

Basic EPS — as reported	$1.22	$0.90
Basic EPS — pro forma	1.22	0.89
Diluted EPS — as reported	1.21	0.89
Diluted EPS — pro forma	$1.21	$0.88

3. COMPREHENSIVE INCOME (LOSS)

	First Quarter
	2005		2004
	(In Millions)
Accumulated other comprehensive income — beginning of period		$1,092		$655
Net income	$471		$354

Other comprehensive income (loss) — net of tax
Hedging activities
Current period changes in fair value of settled contracts	(6)		2
Reclassification adjustments for settled contracts	(7)		1
Changes in fair value of outstanding hedging positions	(95)		(17)

Hedging activities	(108)		(14)

Foreign currency translation
Foreign currency translation adjustments	(25)		(63)

Total other comprehensive loss	(133)	(133)	(77)	(77)

Comprehensive income	$338		$277

Accumulated other comprehensive income — end of period		$959		$578

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Company uses derivative instruments to manage risks associated with natural gas and crude oil price volatility as well as interest rates. Derivative instruments that meet the hedge criteria in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, are designated as cash-flow hedges, fair-value hedges, or foreign-currency hedges. Derivative instruments designated as cash-flow hedges are used by the Company to mitigate the risk of variability in cash flows from natural gas and crude oil sales due to changes in market prices. Fair-value hedges are used by the Company to hedge or offset the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment. In addition to hedges of commodity prices, the Company also uses foreign-currency swaps to hedge its exposure to exchange rate fluctuations related to its Canadian subsidiaries. Derivative instruments that do not meet the hedge criteria in SFAS No. 133 are not designated as hedges.

      As of March 31, 2005, the Company had the following derivative instruments outstanding with average underlying prices that represent hedged prices of commodities at various market locations.

			Notional Amount		Average	Fair Value Asset
Settlement	Derivative	Hedge	Gas	Oil	Underlying	(Liability)
Period	Instrument	Strategy	(MMBTU)	(Barrels)	Prices	(In Millions)

2005	Swap	Cash flow	8,222,902		$4.45	$(22)
	Purchased put	Cash flow	110,945,252		5.85	8
	Written call	Cash flow	110,945,252		7.45	(69)
	Purchased put	Cash flow		5,195,000	42.65	3
	Written call	Cash flow		5,195,000	55.13	(30)
	Swap	Fair value	1,087,200		2.77	5
	N/A	Fair value (obligation)	1,087,200		2.79	(5)
	Swap	Not designated	10,700,000		(0.11)	1

2006	Swap	Cash flow	5,412,500		8.26	(11)
	Purchased put	Cash flow	23,400,000		6.40	8
	Written call	Cash flow	23,400,000		8.20	(29)
	Purchased put	Cash flow		450,000	45.00	1
	Written call	Cash flow		450,000	61.01	(2)

2007	Swap	Cash flow	760,000		$3.06	(2)
						$(144)

      As of March 31, 2005, the Company had the following derivative instruments outstanding related to interest rate and foreign currency swaps.

			Notional	Average	Average	Fair Value
Settlement	Derivative	Hedge	Amount	Underlying	Floating	Liability
Period	Instrument	Strategy	(In Millions)	Rate	Rate	(In Millions)

2005	Interest rate swap	Fair value	$50	5.6%	LIBOR+3.36%	$(1)
2006	Interest rate swap	Fair value	$50	5.6%	LIBOR+3.36%	(1)

						$(2)

      Based on commodity prices and foreign exchange rates as of March 31, 2005, the Company expects to reclassify losses of $139 million ($86 million after tax) to earnings from the balance in Accumulated Other Comprehensive Income during the next twelve months. At March 31, 2005, the Company had derivative assets of $5 million and derivative liabilities of $151 million of which $5 million and $6 million are included in Other Current Assets and Other Liabilities and Deferred Credits, respectively, on the Consolidated Balance Sheet.

      The derivative assets and liabilities related to commodities represent the difference between hedged prices and market prices on hedged volumes of the commodities as of March 31, 2005. Hedging activities related to cash settlements on commodities decreased revenues $11 million and $1 million in the first quarter of 2005 and 2004, respectively. In addition, non-cash losses of $3 million and non-cash gains of $438 thousand were recorded in revenues associated with ineffectiveness of cash-flow and fair-value hedges during the first quarter of 2005 and 2004, respectively. There were no revenues recorded in the first quarter of 2005 associated with changes in the fair value of derivative instruments that do not qualify for hedge accounting. Non-cash losses of $39 thousand were recorded in revenues associated with changes in the fair value of derivative instruments that do not qualify for hedge accounting during the first quarter of 2004.

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

      The Company has also been named as a defendant in the lawsuit styled UNOCAL Netherlands B.V., et al v. Continental Netherlands Oil Company B.V., et al, No. 98-854, filed in 1995 in the District Court in The Hague and currently pending in the Supreme Court in The Hague, the Netherlands. Plaintiffs, who are working interest owners in the Q-1 Block in the North Sea, have alleged that the Company and other former working interest owners in the adjacent Logger Field in the L16a Block unlawfully trespassed or were otherwise unjustly enriched by producing part of the oil from the adjoining Q-1 Block. The plaintiffs claim that the defendants infringed upon plaintiffs’ right to produce the minerals present in its license area and acted in violation of generally accepted standards by failing to inform plaintiffs of the overlap of the Logger Field into the Q-1 Block. Plaintiffs seek damages of $97.8 million as of January 1, 1997, plus interest. For all relevant periods, the Company owned a 37.5 percent working interest in the Logger Field. Following a trial, the District Court in The Hague rendered a Judgment in favor of the defendants, including the Company, dismissing all claims. Plaintiffs thereafter appealed. On October 19, 2000, the Court of Appeal in The Hague issued an interim Judgment in favor of the plaintiffs and ordered that additional evidence be presented to the court relating to issues of both liability and damages. After receiving additional evidence from the parties, the Court of Appeals subsequently issued a ruling in favor of defendants. In an interim Judgment issued on December 18, 2003, the Court of Appeals found that defendants should not have assumed that they were extracting oil from the Q-1 Block, that Unocal was not entitled to compensation for any production occurring prior to 1992 and that damages, if any, would be limited to the proceeds Unocal would have received for oil extracted from the Q-1 Block, less the costs Unocal would have incurred to produce the oil from an existing well in the L16a Block. The Court of Appeals ordered that further evidence be presented to a court appointed expert to determine whether any damages had been suffered by Unocal. Appeals have been filed by all parties and are currently pending before the Supreme Court in The Hague. The Company has also asserted claims of indemnity against two of the defendants from whom it had acquired a portion of its working interest share. If the Company is successful in enforcing the indemnities, its working interest share of any adverse judgment could be reduced to 15 percent for some of the periods covered by plaintiffs’ lawsuit. Based on the information known to date, the Company believes that Unocal suffered no damages in excess of the costs of production and that the Company will incur no liability in this matter other than the costs of litigation. The Company has not established a reserve for this matter since it currently does not believe that an unfavorable outcome is probable.

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

      The Company received notice on October 19, 2004 from the United States Department of Justice that it may be one of many potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, with respect to the remediation of a site known as the Castex Systems, Inc. Oil Field Waste Disposal Site in Jefferson Davis Parish near Jennings, Louisiana. According to the Department of Justice, the remediation of the site has been completed under the supervision of the United States Environmental Protection Agency for a total cost of approximately $3 million. The Company has been informed that it may have contributed up to two and one-half percent (2.5%) of the liquid oil field waste and twelve percent (12%) of the solid oil field waste identified at the site. The Company is currently investigating this matter to determine if it is liable for any portion of the remediation costs.

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

      At March 31, 2005, the Company’s Consolidated Balance Sheet included reserves for legal proceedings of $81 million and environmental matters of $14 million. The accrual of reserves for legal and environmental matters is included in Other Liabilities and Deferred Credits on the Consolidated Balance Sheet. The establishment of a reserve involves an estimation process that includes the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, it is reasonably possible that the Company could incur additional loss, the amount of which is not currently estimable, in excess of the amounts currently accrued with respect to those matters in which reserves have been established. Future changes in the facts and circumstances could result in actual liability exceeding the estimated ranges of loss and the amounts accrued. Based on currently available information, we believe that it is remote that future costs related to known contingent liability exposures for legal proceedings and environmental matters will exceed current accruals by an amount that would have a material adverse effect on the consolidated financial position or results of operations of the Company, although cash flow could be significantly impacted in the reporting periods in which such costs are incurred.

6. LONG-TERM DEBT

      The fair value of the Company’s long-term debt at March 31, 2005 and December 31, 2004 was approximately $4,479 million and $4,528 million, respectively, based on quoted market prices.

7. SEGMENT AND GEOGRAPHIC INFORMATION

      The Company’s reportable segments are U.S., Canada and International. The Company is engaged principally in the exploration for and the development, production and marketing of natural gas, crude oil, and NGLs. The accounting policies for the segments are the same as those disclosed in Note 1 of Notes to Consolidated Financial Statements included in the Company’s 2004 Form 10-K.

      The following tables present information about the Company’s reportable segments.

	First Quarter 2005
	U.S.	Canada	International	Total
	(In Millions)
Revenues	$747	$564	$265	$1,576
Depreciation, depletion and amortization	106	158	58	322
Income before income taxes	450	264	148	862
Properties — net	4,035	5,752	1,387	11,174
Goodwill	—	1,049	—	1,049
Capital expenditures	$160	$423	$24	$607

	First Quarter 2004
	U.S.	Canada	International	Total
	(In Millions)
Revenues	$614	$506	$188	$1,308
Depreciation, depletion and amortization	81	130	60	271
Income before income taxes	356	231	82	669
Properties — net	3,722	5,207	1,469	10,398
Goodwill	—	968	—	968
Capital expenditures	$179	$351	$33	$563

      The following is a reconciliation of income before income taxes for reportable segments to consolidated income before income taxes.

	First Quarter
	2005	2004
	(In Millions)
Income before income taxes	$862	$669
Corporate expenses	60	54
Interest expense	70	71
Other income — net	(7)	(3)

Consolidated income before income taxes	$739	$547

      The following is a reconciliation of capital expenditures for reportable segments to consolidated capital expenditures.

	First Quarter
	2005	2004
	(In Millions)
Total capital expenditures for reportable segments	$607	$563
Corporate administrative capital expenditures	2	5

Consolidated capital expenditures	$609	$568

      The following is a reconciliation of segment net properties to consolidated amounts.

	March 31,
	2005	2004
	(In Millions)
Properties — net for reportable segments	$11,174	$10,398
Corporate properties — net	86	88

Consolidated properties — net	$11,260	$10,486

8. ASSET RETIREMENT OBLIGATIONS

      The Company’s asset retirement obligations of $472 million at March 31, 2005 are included on the Consolidated Balance Sheet in Other Liabilities and Deferred Credits. Accretion expense is included in Depreciation, Depletion and Amortization expense on the Company’s Consolidated Statement of Income.

      The following table reflects the changes in the Company’s asset retirement obligations during the first quarter of 2005.

(In Millions)
Carrying amount of asset retirement obligations as of December 31, 2004	$468
Liabilities settled during the period	(3)
Current period accretion expense	8
Changes in foreign exchange rates during the period	(1)

Carrying amount of asset retirement obligations as of March 31, 2005	$472

9. GOODWILL

      All of the Company’s goodwill is assigned to the Canadian reporting unit which consists of all of the Company’s Canadian subsidiaries. The following table reflects the changes in the carrying amount of goodwill during the first quarter of 2005 as it relates to the Canadian reporting unit.

(In Millions)
Balance—December 31, 2004	$1,054
Changes in foreign exchange rates during the period	(5)

Balance—March 31, 2005	$1,049

10. INCOME TAXES

      The Company’s effective income tax rate increased to 36 percent for the period ended March 31, 2005 from 34 percent for the year ended December 31, 2004. The year ended December 31, 2004 included tax benefits of $45 million or 2 percent and $23 million or 1 percent related to the reductions in the Alberta provincial corporate and the Canadian federal income tax rates, respectively. These tax benefits were partially offset by an income tax expense of $26 million or 1 percent related to the planned repatriation of $500 million of eligible foreign earnings to the U.S. in 2005 under the one-time provisions of the American Jobs Creation Act of 2004.

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

      The Company’s net periodic benefit cost for its plans is comprised of the following components.

	First Quarter
	Pension		Postretirement
	Benefits		Benefits
	2005	2004	2005	2004
		(In Millions)
Benefit cost for the plans includes the following components
Service cost	$3	$3	$—	$—
Interest cost	3	3	1	1
Expected return on plan asset	(3)	(3)	—	—
Recognized net actuarial loss	1	1	—	—

Net benefit cost	$4	$4	$1	$1

      During the first quarter of 2005, the Company contributed $5 million to its pension plans. The Company expects to contribute a total of $12 million to its pension plans during 2005. The assumptions used in the valuation of the Company’s retirement plans and the target investment allocations have not changed since December 31, 2004.

12. STOCK SPLIT

      On January 21, 2004, the Company’s Board of Directors approved a 2-for-1 split on the Company’s Common Stock in the form of a share distribution, subject to shareholder approval of an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 325 million to 650 million. On April 21, 2004, the Company’s shareholders approved the amendment. As a result, the stock split was paid in the form of a share distribution on June 1, 2004 to shareholders of record on May 5, 2004.

13. RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 19-1, Accounting for Suspended Well Costs (“FSP FAS 19-1”). FSP FAS 19-1 amends Statement of Financial Accounting Standards (“SFAS”) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, to allow continued capitalization of exploratory well costs beyond one year from the date drilling was completed under circumstances where the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP FAS 19-1 also amends SFAS No. 19 to require enhanced disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous disclosure. The guidance in FSP FAS 19-1 is effective for the first reporting period beginning after April 4, 2005. The Company will adopt the new requirements and include any required disclosures in its Form 10-Q for the period ended June 30, 2005. The adoption of FSP FAS 19-1 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS No. 123(R), Share-Based Payment. This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission issued a rule that amends the date for compliance with SFAS No. 123(R). As a result, the Company will adopt this statement on January 1, 2006, using the modified prospective application method described in the statement. Under the modified prospective application method, the Company will apply the standard to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outlook

      The Company strives to achieve both production growth and sector-leading financial returns when compared to other independent oil and gas exploration and production companies. This requires the continuous development of natural gas and crude oil reserves to fuel growth, while maintaining a rigorous focus on cost structure and capital efficiency.

      The Company has a goal to achieve between three and eight percent average annual production growth. Production growth in 2005 is expected to be driven by steady production growth in North America and increased production from international operations. The Company continues to conduct repairs and audit the design of certain components of the Rivers Field natural gas processing plant in the United Kingdom (“Rivers Field Plant”). These activities are intended to address various construction and operational issues that occurred during commissioning and start-up of the plant. Future International production volumes will be impacted by the timing of the resumption of plant operations. The Company’s current estimate for full year 2005 production volumes is unchanged from the prior estimate included in the

Company’s 2004 Form 10-K of an average between 2,800 and 3,000 MMCFE per day. This estimate does not include significant production volumes from the Rivers Field Plant. The Company expects second quarter production volumes to average between 2,750 and 2,930 MMCFE per day.

      Below are estimated and actual costs and expenses for full year 2005 and 2004, respectively .

	2005	2004
	(Per Mcfe)
Transportation expense	$0.47 to $0.51	$0.44
Operating costs	0.60 to 0.64	0.57
Depreciation, depletion and amortization (“DD&A”)	1.25 to 1.35	1.10
Administrative	$0.16 to $0.19	$0.21

	(In Millions)
Exploration costs	$275 to $300	$258
Interest expense	$270 to $290	$282

      In 2005, the Company’s operating costs are expected to increase about 5 to 12 percent over 2004 on a per unit-of-production basis as a result of higher industry service costs. DD&A expense is expected to increase about 14 to 23 percent in 2005 compared to 2004, primarily as a result of higher unit-of-production rates and unfavorable exchange rate impacts. Transportation expense is expected to increase slightly over 2004 on a unit-of-production basis as a result of expected production in the Rivers Field. The Company expects administrative expenses to decrease 10 to 24 percent from 2004 on a per unit-of-production basis as a result of expected lower stock-based compensation expense. Exploration costs are expected to increase in 2005 compared to 2004. These costs are primarily dependent upon the size of the Company’s drilling program and the success it has in finding commercial hydrocarbons, which cannot be precisely forecasted.

      Commodity prices are impacted by many factors that are outside of the Company’s control. Historically, commodity prices have been volatile and the Company expects them to remain that way in the future. Commodity prices are affected by supply, market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, the Company cannot accurately predict future natural gas, NGLs and crude oil prices, and therefore, it cannot determine what impact increases or decreases in production volumes will have on future revenues or net operating cash flows. However, based on the estimated range of average daily natural gas production in 2005, the Company estimates that a $0.10 per MCF change in natural gas prices would have an impact on full year 2005 natural gas revenues of approximately $69 to $73 million. Also, based on the estimated range of average daily crude oil production in 2005, the Company estimates that a $1.00 per barrel change in crude oil prices would have an impact on full year 2005 crude oil revenues of approximately $31 to $34 million.

      Finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to the Company’s long-term success. For more information on the Company’s 2005 capital program, see the capital expenditures discussion on page 19 of this report.

Financial Condition and Liquidity

      The Company’s total debt to total capital (total capital is defined as total debt and stockholders’ equity) ratio at March 31, 2005 and December 31, 2004 was 35 percent and 36 percent, respectively. The improvement in this ratio was primarily attributable to the Company’s strong net income partially offset by the repurchase of Common Stock. Based on the current price environment, the Company believes that it will generate sufficient cash from operating activities to fund its 2005 capital expenditures, excluding any potential major acquisition(s). At March 31, 2005, the Company had $2,227 million of cash and cash equivalents on hand, of which $1,134 million was located in Canada, $717 million in the U.S. and $376 million in International. The Company plans to repatriate $500 million of eligible foreign earnings to the U.S. in 2005 under the one-time provisions of the American Jobs Creation Act of 2004.

      Burlington Resources Capital Trust I, Burlington Resources Capital Trust II (collectively, “the Trusts”), BR and Burlington Resources Finance Company (“BRFC”) have a shelf registration statement of $1.5 billion on file with the Securities and Exchange Commission (“SEC”). Pursuant to the registration statement, BR may issue debt securities, shares of common stock or preferred stock. In addition, BRFC may issue debt securities and the Trusts may issue trust preferred securities. Net proceeds, terms and pricing of offerings of securities issued under the shelf registration statement will be determined at the time of the offerings. BRFC and the Trusts are wholly owned finance subsidiaries of BR and have no independent assets or operations other than transferring funds to BR’s subsidiaries. Any debt issued by BRFC is fully and unconditionally guaranteed by BR. Any trust preferred securities issued by the Trusts are also fully and unconditionally guaranteed by BR. In December 2001, the Company’s Board of Directors (“Board”) authorized the Company to redeem, exchange or repurchase up to an aggregate of $990 million principal amount of debt securities. As of March 31, 2005, no debt securities had been redeemed, exchanged or repurchased under this authorization.

      On April 14, 2005, the Company filed as co-registrant with the Permian Basin Royalty Trust (“Trust”) a registration statement on Form S-3 with the SEC registering the sale from time to time, in one or more offerings, up to 27,577,741 units of beneficial interest in the Trust held by the Company.

      The Company has a $1.5 billion revolving credit facility (“Credit Facility”) that includes (i) a US$500 million Canadian sub-facility and (ii) a US$750 million sub-limit for the issuance of letters of credit, including up to US$250 million in letters of credit under the Canadian subfacility. The Credit Facility expires in July 2009 unless extended. Under the covenants of the Credit Facility, Company debt cannot exceed 60 percent of capitalization (as defined in the agreements). The Credit Facility is available to repay debt due within one year, therefore commercial paper, credit facility notes and fixed-rate debt due within one year are generally classified as long-term debt. At March 31, 2005, there were no amounts outstanding under the Credit Facility and no outstanding commercial paper.

      Net cash provided by operating activities during the first quarter of 2005 was $819 million, representing an increase of $77 million over the same period in 2004. Commodity prices, production volumes and costs and expenses are key drivers of net operating cash flows generation for the Company. Net cash provided by operating activities increased primarily due to higher net income resulting from higher commodity prices and higher crude oil and NGLs production volumes. These increases were partially offset by higher working capital needs, higher costs and expenses, excluding non-cash expenses, and lower natural gas production volumes. Commodity prices increased over the comparable period last year, resulting in higher revenues of $285 million. Working capital needs increased $62 million. Natural gas production volumes decreased while crude oil and NGLs production volumes increased, resulting in a reduction in revenues of $19 million.

      Costs and expenses referred to in this discussion include operating costs, taxes other than income taxes, transportation expenses, and administrative expenses. These costs and expenses in the first quarter of 2005 increased $48 million over the first quarter of 2004. Operating costs and taxes other than income taxes represented the largest increase in these costs. Operating costs include well operating expenses, which are expenses incurred to operate the Company’s wells and equipment on producing leases. Well operating expenses accounted for 43 percent of the increase in costs and expenses over the first quarter of 2004. Taxes other than income taxes include severance and ad valorem taxes, and severance taxes are directly correlated to crude oil and natural gas revenues. Severance and ad valorem taxes accounted for 27 percent of the increase in costs and expenses over the first quarter of 2004.

      Although the Company believes that 2005 production volumes will exceed 2004 levels, it is unable to predict future commodity prices, and as a result cannot provide any assurance about future levels of net cash provided by operating activities. Net cash provided by operating activities in the first quarter of 2005 is not necessarily indicative of future cash flows from operating activities.

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

      During the first quarter of 2005, the Company repurchased approximately 4 million shares of its Common Stock for approximately $186 million and, as of March 31, 2005, had authority to repurchase an additional $766 million of its Common Stock under the current authorization.

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

Capital Expenditures

				%
	First Quarter		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
			($ In Millions)
Oil and gas
Development	$477	$368	$109	30%
Exploration	124	93	31	33
Acquisitions	—	74	(74)	(100)

Total oil and gas	601	535	66	12
Plants and pipelines	4	27	(23)	(85)
Administrative and other	4	6	(2)	(33)

Total capital expenditures	$609	$568	$41	7%

      The Company’s total capital expenditures increased seven percent compared to the first quarter of 2004. The Company utilizes a disciplined approach to capital spending. Excluding acquisitions, the Company’s capital spending related to internal development and exploration increased 30 percent compared to the first quarter of 2004. At the current capital spending levels, the Company believes that spending is sufficient to achieve the target of three to eight percent average annual production growth. Capital expenditures in 2005, excluding proved property acquisitions, are expected to be approximately $2 billion, including the costs associated with the initiation of projects in Egypt and Algeria. This represents an increase of 21 percent over 2004. Capital expenditures in 2005 are expected to be primarily for internal development and exploration of oil and gas properties and are expected to be funded from internally generated cash flows.

Dividends

      On April 27, 2005, the Company’s Board declared a quarterly common stock cash dividend of $0.085 per share. The record and payment dates for the quarterly dividend are June 9, 2005 and July 8, 2005, respectively.

Recent Accounting Pronouncements

      In April 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 19-1, Accounting for Suspended Well Costs (“FSP FAS 19-1”). FSP FAS 19-1 amends Statement of Financial Accounting Standards (“SFAS”) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, to allow continued capitalization of exploratory well costs beyond one year from the date drilling was completed under circumstances where the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP FAS 19-1 also amends SFAS No. 19 to require enhanced disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous disclosure. The guidance in FSP FAS 19-1 is effective for the first reporting period beginning after April 4, 2005. The Company will adopt the new requirements and include any required disclosures in its Form 10-Q for the period ended June 30, 2005. The adoption of FSP FAS 19-1 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS No. 123(R), Share-Based Payment. This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC issued a rule that amends the date for compliance with SFAS No. 123(R). As a result, the Company will adopt this statement on January 1, 2006, using the modified prospective application method described in the statement. Under the modified prospective application method, the Company will apply the standard to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Results of Operations – First Quarter 2005 Compared to First Quarter 2004

      The Company reported net income of $471 million or $1.21 diluted earnings per common share in the first quarter of 2005 compared to net income of $354 million or $0.89 diluted earnings per common share in the first quarter of 2004. The per share amount in the first quarter of 2004 has been retroactively adjusted to reflect the 2-for-1 stock split of the Company’s Common Stock effective June 1, 2004.

      Below is a discussion of revenues, price, and volume variances.

Revenue Variances

	First Quarter			%
	2005	2004	Increase	Increase
	($ In Millions)
Revenues
Natural gas	$1,007	$944	$63	7%
NGLs	175	134	41	31
Crude oil	384	222	162	73
Processing and other	10	8	2	25

Total revenues	$1,576	$1,308	$268	20%

Price and Volume Variances

	First Quarter			%	Increase
	2005	2004	Increase	Increase	(In Millions)
Price variance
Natural gas sales prices (per MCF)	$5.90	$5.31	$0.59	11%	$101
NGLs sales prices (per Bbl)	28.40	22.08	6.32	29	39
Crude oil sales prices (per Bbl)	$47.57	$29.57	$18.00	61%	145

Total price variance					$285

				%	Increase
	First Quarter		Increase	Increase	(Decrease)
	2005	2004	(Decrease)	(Decrease)	(In Millions)
Volume variance
Natural gas sales volumes (MMCF per day)	1,896	1,953	(57)	(3)%	$(38)
NGLs sales volumes (MBbls per day)	68.4	66.9	1.5	2	2
Crude oil sales volumes (MBbls per day)	89.9	82.4	7.5	9%	17

Total volume variance					$(19)

Revenues

      The Company’s consolidated revenues increased $268 million in the first quarter of 2005 compared to the first quarter of 2004. Higher revenues were due primarily to higher commodity prices and higher crude oil and NGLs sales volumes, resulting in increased revenues of $285 million and $19 million, respectively. Higher revenues related to higher commodity prices and higher crude oil and NGLs sales volumes were partially offset by lower natural gas sales volumes, resulting in reduced revenues of $38 million. Revenue variances related to commodity prices and sales volumes are described below.

Price Variances

      Commodity prices are one of the key drivers of earnings and net operating cash flow generation. Higher commodity prices contributed $285 million to the increase in revenues in the first quarter of 2005 compared to the first quarter of 2004. Average natural gas prices, including a $0.07 realized gain per MCF related to hedging activities, increased $0.59 per MCF during the first quarter of 2005 resulting in increased revenues of $101 million. Average crude oil prices, including a $0.21 realized loss per barrel related to hedging activities, increased $18.00 per barrel in the first quarter of 2005, resulting in increased revenues of $145 million. Average NGLs prices increased $6.32 per barrel in the first quarter of 2005, resulting in higher revenues of $39 million.

Volume Variances

      Sales volumes are another key driver that impact the Company’s earnings and net operating cash flow generation. Higher crude oil and NGLs sales volumes in the first quarter of 2005 resulted in increased revenues of $19 million compared to the first quarter of 2004. Average crude oil sales volumes increased 7.5 MBbls per day in the first quarter of 2005, resulting in increased revenues of $17 million. Crude oil sales volumes increased 8.5 MBbls per day primarily due to higher production in the Cedar Creek Anticline partially offset by lower production of 1.6 MBbls per day in China. Average NGLs sales volumes increased 1.5 MBbls per day in the first quarter of 2005, resulting in higher revenues of $2 million over the same quarter last year. Average natural gas sales volumes decreased 57 MMCF per day in the first quarter of 2005, resulting in lower revenues of $38 million. Average natural gas sales volumes decreased due to lower production of 37 MMCF per day in Canada, 30 MMCF per day at Millom and Dalton in the East Irish Sea, 22 MMCF per day in San Juan and 18 MMCF per day at CLAM in the Dutch sector of the North Sea. These decreases were partially offset by higher production volumes of 31 MMCF per day from the drilling programs at Bossier and 23 MMCF per day at Madden Field.

      Below is a discussion of total costs and other income – net.

Total Costs and Other Income – Net

				%
	First Quarter		Increase	Increase
	2005	2004	(Decrease)	(Decrease)
	($ In Millions)
Costs and other income – net
Taxes other than income taxes	$74	$59	$15	25%
Transportation expense	117	110	7	6
Operating costs	154	131	23	18
Depreciation, depletion and amortization	328	277	51	18
Exploration costs	51	60	(9)	(15)
Administrative	51	48	3	6
Interest expense	70	71	(1)	(1)
(Gain)/loss on disposal of assets	(1)	8	(9)	113
Other income – net	(7)	(3)	4	133

Total costs and other income – net	$837	$761	$76	10%

      Total costs and other income – net increased $76 million in the first quarter of 2005 compared to the first quarter of 2004. The increase in total costs and other income – net was primarily due to the items discussed below. Changes in foreign currencies versus the U.S. dollar could impact costs and expenses in future periods. However, the Company cannot predict what impact the exchange rates will have on costs and expenses in the future.

      DD&A expense increased $51 million primarily due to higher unit-of-production rates and higher foreign exchange rates. In general, operating costs are higher due to industry service cost pressures. Operating costs increased $23 million primarily due to higher well operating expenses related to workovers, expenses related to timing of International oil sales, well activity levels, foreign currency rates, fuel and electricity.

      Taxes other than income taxes increased $15 million primarily due to higher severance taxes resulting from higher crude oil and natural gas revenues. Transportation expense increased $7 million primarily due to operations in International. Administrative expenses increased $3 million primarily due to higher stock-based compensation expense, excluding stock options, related to a higher stock price for the Company.

      The increases in costs and expenses described above were partially offset by lower exploration costs of $9 million. Exploration costs decreased due to lower dry hole costs of $13 million and lower drilling rig expenses of $5 million partially offset by higher geological and geophysical costs of $5 million and higher amortization of undeveloped lease costs of $4 million. Exploration costs fluctuate from period to period primarily due to the amount the Company expends on its exploration capital program and its success rate; however, the success rate is difficult to predict. The current period exploration costs are not necessarily indicative of future costs.

Income Tax Expense

      Income tax expense increased $75 million in the first quarter of 2005 compared to the first quarter of 2004. The increase in income tax expense was primarily due to higher pretax income of $192 million.

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

      The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of natural gas and crude oil may have on the fair value of the Company’s derivative instruments. For example, at March 31, 2005, the potential increase in fair value of derivative instruments assuming a 10 percent adverse movement (an increase in the underlying commodity prices) would result in a $107 million decrease in the net unrealized gain.

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

      Based on commodity prices and foreign exchange rates as of March 31, 2005, the Company expects to reclassify losses of $139 million ($86 million after tax) to earnings from the balance in accumulated other comprehensive loss during the next twelve months. At March 31, 2005, the Company had derivative assets of $5 million and derivative liabilities of $151 million, of which $5 million and $6 million are included in Other Current Assets and Other Liabilities and Deferred Credits, respectively, on the Consolidated Balance Sheet.

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

Forward-looking Statements

      This Quarterly Report contains projections and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These projections and statements reflect the Company’s current views with respect to future events and financial performance. No assurances can be given, however, that these events will occur or that these projections will be achieved and actual results could differ materially from those projected as a result of certain factors. A discussion of these factors is included in the Company’s 2004 Annual Report on Form 10-K.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

      See Note 5 of Notes to Consolidated Financial Statements.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

			(c)	(d)
	(a)		Total Number of	Approximate Dollar
	Total	(b)	Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
	(In Thousands, Except per Share Amounts)
January 1, 2005 - January 31, 2005	1,300	$42.66	1,300	$896,767
February 1, 2005 - February 28, 2005	1,235	46.43	1,235	839,422
March 1, 2005 - March 31, 2005	1,465	50.24	1,465	$765,819

Total	4,000	$46.60	4,000

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

ITEM 6. Exhibits

      The following exhibits are filed as part of this report.

Exhibit	Nature of Exhibit

4.1*	The Company and its subsidiaries either have filed with the Securities and Exchange Commission or upon request will furnish a copy of any instrument with respect to long-term debt of the Company.

31.1	Rule 13a-14(a)/15d-14(a) Certification executed by Bobby S. Shackouls, Chairman of the Board, President and Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification executed by Joseph P. McCoy, Senior Vice President and Chief Financial Officer of the Company

32.1	Section 1350 Certification

32.2	Section 1350 Certification

* Exhibit incorporated by reference.

Items 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON RESOURCES INC. (Registrant)

By:	/S/ JOSEPH P. McCOY
Joseph P. McCoy
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Date: May 3, 2005